Form 10-Q
period 1993-12-31
ZURN INDUSTRIES INC
filed 1994-02-14
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended December 31, 1993

           Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
           For the Transition Period From             To


                         Commission File Number 1-5502


                             ZURN INDUSTRIES, INC.
                                                                 IRS Employer
  State of                        Address and                   Identification
Incorporation                  Telephone Number                     Number
Pennsylvania                    One Zurn Place                    25-1040754
                           Erie, Pennsylvania  16505
                                 814/452-2111



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___



Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
       February 4, 1994 -- Common Stock, $.50 Par Value -- 12,403,200




                                                             Exhibit Index  10
                                                             Total Pages    13

                        PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)

                                                   December 31,      March 31,
                                                       1993            1993
                                    Assets

Current assets
  Cash and equivalents                               $  4,957        $ 25,491
  Marketable securities                                77,809          65,152
  Accounts receivable                                 127,729         151,433
  Inventories
    Finished products                                  43,879          45,897
    Work in process                                    15,839          22,612
    Raw materials and supplies                         17,693          16,763
                                                       77,411          85,272
  Contracts in progress                                11,907           7,066
  Other current assets                                 45,272          31,699
Total current assets                                  345,085         366,113

Property, plant, and equipment                        162,688         162,391
Less allowances for depreciation
  and amortization                                     94,594          91,968
                                                       68,094          70,423

Investments                                            35,649          35,896
Other assets                                           18,654          17,746

                                                     $467,482        $490,178

                     Liabilities and Stockholders' Equity

Current liabilities
  Trade accounts payable                             $ 46,208        $ 66,347
  Other current liabilities                           133,865         115,988
Total current liabilities                             180,073         182,335

Long-term obligations                                  11,449          18,694

Retirement obligations                                 41,447          40,051

Stockholders' equity
  Common stock                                          6,285           6,285
  Other stockholders' equity                          228,228         242,813
                                                      234,513         249,098

                                                     $467,482        $490,178


See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                     Three Months Ended    Nine Months Ended
                                         December 31          December 31
                                       1993      1992        1993      1992

Net sales                            $142,724  $191,043    $646,993  $511,807

Costs and expenses
  Cost of products sold               113,859   159,099     551,381   415,323
  Marketing, administrative,
    and general expenses               21,242    29,190      62,205    76,285
  Restructuring                                               9,000
                                      135,101   188,289     622,586   491,608
Operating income                        7,623     2,754      24,407    20,199

Interest income                         1,041       889       3,339     2,711
Other income                              538     5,016       1,434     5,912
Interest expense                       (1,060)     (594)     (2,064)   (1,918)
Litigation                                                  (36,247)

Income (loss) before income taxes       8,142     8,065      (9,131)   26,904

Income tax expense (benefit)            3,220     1,220      (4,250)    8,190

Net income (loss)                    $  4,922  $  6,845    $ (4,881) $ 18,714

Earnings (loss) per share                $.40      $.55       $(.39)    $1.50

Average shares outstanding             12,441    12,476      12,451    12,522

Cash dividends declared
  per common share                       $.22      $.22        $.66      $.66


See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)


                                                          Nine Months Ended
                                                              December 31
                                                           1993        1992
Operations
  Net (loss) income                                      $ (4,881)    $18,714
  Litigation                                               34,573
  Deferred income taxes                                   (14,470)
  Restructuring                                             8,088
  Operating assets and liabilities                        (21,258)     (4,100)
  Depreciation and amortization                             7,903       7,965
  Miscellaneous                                              (457)          8
                                                            9,498      22,587
Investing
  Marketable securities                                   (12,657)    (14,088)
  Capital expenditures                                     (8,121)    (11,245)
  Sales of operations                                       2,508        (183)
  Long-term investments                                      (756)     (1,313)
  Miscellaneous                                               167       2,253
                                                          (18,859)    (24,576)
Financing
  Dividends paid                                           (8,220)     (8,260)
  Treasury stock purchased                                 (2,412)     (5,563)
  Debt payments                                            (1,666)     (1,606)
  Stock options exercised                                   1,125         813
                                                          (11,173)    (14,616)
Cash and equivalents
  (Decrease)                                              (20,534)    (16,605)
  Beginning of year                                        25,491      27,459
  End of period                                          $  4,957    $ 10,854


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the nine months ended December 31, 1993 are not necessarily indicative of the results to be expected for the full year.

Earnings per share are based on income and the average shares of common stock and dilutive stock options outstanding during the period.

The $50,000,000 commitment the Company had from a group of banks for revolving credit loans has been extended to March 1994.

The nine months of the current year include an $8,363,000 ($.41 per share) recovery of a receivable written off in fiscal 1992, a $1,850,000 ($.15 per share) benefit from revaluing net deferred tax assets as a result of federal tax legislation, and restructuring costs of $9,000,000 ($.44 per share).

A $36,247,000 pre-tax charge, including a $9,747,000 write-off of accounts receivable, ($23,197,000 after-tax, or $1.87 per share) was recognized in the first quarter of the current year as the result of a jury verdict against the Company in connection with a contract to construct an agricultural waste-burning power plant. If all issues are lost on the appeal which is being aggressively pursued, the ultimate amount could reach $55,000,000.

The third quarter of last year includes $4,667,000 after-tax ($.37 per share) from the favorable settlement of prior year state income tax assessments and $5,377,000 ($.27 per share) for the costs of the agricultural waste-burning power plant legal proceedings.

In the normal course of business, financial and performance guarantees are made in connection with major engineering and construction contracts and a liability is recognized when a probable loss occurs. Also, there are various claims, legal, and environmental proceedings which management believes will have no material effect on the Company's financial position or results of operations when they are resolved.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
At December 31, 1993, liquid assets were invested to a greater extent in longer-term debt instruments causing 62% of the decline in cash and equivalents and the increase in marketable securities. The balance of the decline was caused primarily by the Power Systems segment paying significant amounts of trade accounts payable and accrued expenses as several power plant projects were completed. About 40% of the accounts receivable reduction is attributable to collections of fiscal 1993 fourth quarter Lynx Golf sales, while the accounts receivable write off associated with the litigation charge described in the notes to consolidated financial statements caused a significant portion of the remaining reduction and the increase in other current liabilities. The deferred income taxes included in other current assets increased because of the litigation charge and their revaluation due to tax legislation.

Most of the inventory change is associated with fewer steam generating equipment orders for the Power Systems segment. Power plant performance efficiency payments earned by the Power Systems segment, but payable in future years, more than offset the $5.0 million reduction in long-term investments that resulted from relinquishing the limited partnership investment related to the collection of the $8.4 million receivable described in the notes to financial statements. The collection of the receivable also resulted in the cancellation of a $5.0 million nonrecourse note payable causing a substantial part of the decline in long-term obligations. Most of the change in stockholders' equity was the result of the net loss for the nine-month period and the payment of dividends.

While the financial condition changes reduced working capital and the current ratio, neither they nor an unfavorable resolution of the contingencies described in the financial statement notes are expected to have an adverse effect on the Company's business plans.

Results of Operations
Sales by the Company's industry segments were as set forth below.

                                   Three Months Ended     Nine Months Ended
                                       December 31            December 31
                                     1993      1992         1993      1992
                                                  (Thousands)
Power Systems                      $ 66,706  $114,224     $403,502  $269,826
Water Control                        59,413    57,784       189,174  180,195
Lynx Golf                             7,117     5,181       26,332    26,345
Others                                9,488    13,854       27,985    35,441
                                   $142,724  $191,043     $646,993  $511,807

The Power Systems segment nine-month revenue increase reflects the higher level of power plant construction activity on projects having more major purchased equipment. Substantial portions of the projects were completed in the first half and, with only one new order and fewer projects under construction, third quarter revenues declined compared to last year. Increases in Water Control segment sales of plumbing products and revenues from water resource construction projects more than offset the expected decline in fire sprinkler systems revenues this year, while last year's nine-month sales included $15,989,000 from businesses which have been sold ($5,075,000 in the third quarter). The Lynx Golf sales increase for the quarter was derived from the reduction of specialty inventory items and, for the nine months, its sales have been adversely affected by a substantially slowed worldwide market for premium-priced golf clubs and a first quarter delay in the production of the new line of metal woods. Other businesses' sales last year included an operation that was sold at the beginning of this year.

The year-to-date gross profit margin decline is attributable to the Power Systems segment's steam generating equipment market decline and power plant projects having more major purchased equipment, higher Lynx Golf production costs, and greater competition for water resource construction projects. In the third quarter, the profit margin decline which otherwise would have occurred was offset by Power Systems earnings which were particularly strong as several power plant projects were completed with final profitability which was enhanced by achieving performance efficiencies beyond contract requirements. General expenses were greater in the third quarter last year because of the cost of legal proceedings and businesses which were subsequently sold. For the nine months this year, general expenses were reduced by the collection in the second quarter of a fully-reserved receivable while Lynx Golf promotional efforts and first quarter legal costs offset the absence of expenses from sold businesses. The restructuring charge was provided to cover the costs of realigning operations and writing off certain assets.

The litigation charge and the effects of legislation on income taxes are described in the notes to financial statements. However, this year's effective tax rate is higher primarily because of reduced earnings expectations in states with relatively lower tax rates. The ongoing accrual of interest associated with the litigation provision affected interest expense in the third quarter. Last year's third quarter net income included the favorable settlement of prior year state income tax assessments, with previously accrued interest being included in other income and the reversal of tax reserves reducing the effective income tax rate.

The Company's backlog of unfilled orders by industry segment was as follows:

                                       December      September       December
                                         1993           1993           1992
                                                     (Millions)
Power Systems                            $150           $149           $484
Water Control                              85            101            149
Lynx Golf                                   9              4             12
Others                                     11             12             13
                                         $255           $266           $658

The Company's sales and earnings for the fourth quarter will be below last year's levels before the gain from the sales of businesses. Power Systems segment sales are expected to be at a level similar to this year's third quarter with lower earnings. Lynx Golf, which has operated each quarter at a loss greater than last year, is expected to have substantially improved and profitable results compared to last year's fourth quarter.

Pending further additions to the backlog, Power Systems sales for fiscal 1995 are anticipated to be less than half of this year's level.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 24, 1993, the Superior Court of Imperial County California entered a judgment in the amount of $25,746,000 against the Company and its subsidiary, National Energy Production Corporation (NEPCO), in connection with a cross complaint filed in February 1991 by Imperial Resource Recovery Associates, L.P., a California Limited Partnership, which alleged that NEPCO had failed to construct an electric generating facility in accordance with contract terms. The Court also assessed prejudgment interest of $6,133,050. An appeal from the entire judgment was taken on September 24, 1993 by the Company and NEPCO and is pending in the California Court of Appeals Fourth District.

On October 19, 1993, the Commonwealth of Pennsylvania Department of Environmental Resources (Department) filed a complaint in the United States District Court for the Western District of Pennsylvania against the Company and twenty-six others seeking to recover past and future specified and unspecified costs exceeding $2,200,000 arising out of the Department's involvement at the Millcreek Dumpsite in Erie County, Pennsylvania.

In January 1994, the State of California filed a complaint in the Municipal Court of the Los Angeles Judicial District against the Company's subsidiary, Zurn Constructors, Inc., two of its employees, and another company and individual alleging felony and misdemeanor violations of the State's Health and Safety, Water, and Penal codes in connection with the discharge of a pollutant from the other company's property into a Coyote Creek tributary.
The maximum fines for the alleged charges sought in the complaint against Zurn Constructors total $570,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The exhibits listed in the Exhibit Index to this report on Form 10-Q are incorporated herein by reference.

Reports on Form 8-K
No reports were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ZURN INDUSTRIES, INC.
                                                 (Registrant)



February 11, 1994                                /s/ Dennis Haines
                                                 Dennis Haines
                                                 General Counsel and Secretary



February 11, 1994                                /s/ John E. Rutzler III
                                                 John E. Rutzler III
                                                 Vice President-Controller

                                 EXHIBIT INDEX

 4   Instruments Defining the Rights of Security Holders,
     Including Indentures

     Description of Common Stock contained in the prospectus      Incorporated
     dated July 26, 1972 beginning on page 18 ("Description of    by reference
     Capital Stock") forming a part of Amendment No. 3 to the Form S-1 Registration Statement No. 2-44631

     Description of Common Stock as set forth in the Restated     Incorporated
     Articles of Incorporation with Amendments through            by reference
     August 7, 1987 filed as Exhibit 19A to Form 10-Q for the quarter ended September 30, 1987

     Description of Preferred Share Purchase Rights contained     Incorporated
     in the Form 8-A Registration Statement dated May 22, 1986    by reference

     Description of 5-3/4% Convertible Subordinated Debentures    Incorporated
     due 1994 contained in the prospectus dated November 12,      by reference
     1969 beginning on page 15 ("Description of Debentures") forming a part of the Form S-1 Registration Statement filed November 12, 1969

10   Material Contracts

     1986 Stock Option Plan filed as Exhibit 28A to Form S-8      Incorporated
     Post-Effective Amendment No. 1 Registration Statement No.    by reference
     33-19103

     1989 Directors Stock Option Plan filed as Exhibit 28 to      Incorporated
     Form S-8 Registration Statement No. 33-30383                 by reference

     1991 Stock Option Plan filed as Exhibit 28 to Form S-8       Incorporated
     Registration Statement No. 33-49224                          by reference

     Supplemental Executive Retirement Plan of Zurn               Incorporated
     Industries, Inc. filed as Exhibit 19A to Form 10-Q for       by reference
     the quarter ended December 31, 1992

     1982 Retirement Plan for Outside Directors of Zurn           Incorporated
     Industries, Inc. filed as Exhibit 19A to Form 10-Q for       by reference
     the quarter ended June 30, 1989

     1986 Retirement Plan for Outside Directors of Zurn           Incorporated
     Industries, Inc. filed as Exhibit 19B to Form 10-Q for       by reference
     the quarter ended June 30, 1989

     Agreements Relating to Employment dated June 5, 1989 with    Incorporated
     D.F. Fessler, W.A. Freeman, C.L. Hedrick, G.H. Schofield,    by reference
     and J.A. Zurn filed as Exhibit 10H to Form 10-Q for the quarter ended June 30, 1989

     Zurn Industries, Inc. Deferred Compensation Plan for Non-    Incorporated
     Employee Directors filed as Exhibit 19E to Form 10-Q for     by reference
     the quarter ended June 30, 1989

     Zurn Industries, Inc. Deferred Compensation Plan for         Incorporated
     Salaried Employees filed as Exhibit 19F to Form 10-Q for     by reference
     the quarter ended June 30, 1989

     Zurn Industries, Inc. Optional Deferment Plan for            Incorporated
     Incentive Compensation Plan Participants filed as Exhibit    by reference
     19G to Form 10-Q for the quarter ended June 30, 1989

     Zurn Industries, Inc. Supplemental Pension Plan for          Incorporated
     Participants in the Deferred Compensation Plan for           by reference
     Salaried Employees filed as Exhibit 19B to Form 10-Q for the quarter ended December 31, 1992

     Indemnity Agreements dated August 14, 1986 with K.S.         Incorporated
     Axelson, E.J. Campbell, A.S. Cartwright, G.H. Schofield,     by reference
     D.W. Wallace, and J.A. Zurn filed as Exhibit 19J to Form
     10-Q for the quarter ended September 30, 1986

     Indemnity Agreements dated October 20, 1986 with D.F.        Incorporated
     Fessler, W.A. Freeman, and C.L. Hedrick filed as Exhibit     by reference
     19A to Form 10-Q for the quarter ended December 31, 1986 and with J.E. Rutzler III filed as Exhibit 10B to Form
     10-Q for the quarter ended December 31, 1988

     Indemnity Agreements dated January 25, 1993 with W.E.        Incorporated
     Butler, April 1, 1993 with D. Haines, and August 6, 1993     by reference
     with Z. Baird filed as Exhibit 10A to Form 10-Q for the quarter ended June 30, 1993

     Irrevocable Trust Agreements for the Grantor's: 1982         Incorporated
     Retirement Plan for Outside Directors of Zurn Industries,    by reference
     Inc.; 1986 Retirement Plan for Outside Directors of Zurn
     Industries, Inc.; Deferred Compensation Plan for Non-
     Employee Directors; Supplemental Executive Retirement
     Plan for Zurn Industries, Inc.; Zurn Industries, Inc.
     Supplemental Pension Plan for Participants in the
     Deferred Compensation Plan for Salaried Employees;
     Deferred Compensation Plan for Salaried Employees;
     Optional Deferment Plan for Incentive Compensation Plan
     Participants filed as Exhibit 19I to Form 10-Q for the quarter ended September 30, 1986

     Second Irrevocable Trust Agreement for the Grantor's         Incorporated
     Indemnity Agreements filed as Exhibit 10A to Form 10-Q       by reference
     for the quarter ended December 31, 1988

     Incentive Compensation Plan filed as Exhibit 10A to Form     Incorporated
     10-K for the year ended March 31, 1993                       by reference

11   Statement Re Computation of Per Share Earnings

     Computation of Earnings Per Share                               Page 13

                EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                     (Thousands Except Per Share Amounts)

                                      Three Months Ended    Nine Months Ended
                                          December 31          December 31
                                        1993      1992       1993      1992

Primary Earnings Per Share
Net income (loss)                     $ 4,922    $ 6,845   $(4,881)   $18,714
Preferred stock dividends                              1         2          3

                                      $ 4,922    $ 6,844   $(4,883)   $18,711

Shares outstanding
  Weighted average common shares       12,441     12,402    12,451     12,467
  Net common shares issuable on         Anti-                Anti-
    exercise of stock options         dilutive        74   dilutive        55
  Average common shares outstanding
    as adjusted                        12,441     12,476    12,451     12,522

Primary earnings (loss) per share        $.40       $.55     $(.39)     $1.50


Fully Diluted Earnings Per Share
Net income                               A       $ 6,845       A      $18,714
Interest on convertible debentures,      n                     n
  net of applicable income taxes         t             9       t           28
                                         i                     i
                                         d       $ 6,854       d      $18,742
                                         i                     i
Shares outstanding                       l                     l
  Average common shares as adjusted      u                     u
    for primary computation              t        12,476       t       12,522
  Common shares issuable if the          i                     i
    preferred stock and convertible      v                     v
    debentures were converted at         e                     e
    the beginning of the year                         76                   79
  Additional common shares issuable
    on exercise of stock options                      44                   16
  Average common shares outstanding
    as adjusted                                   12,596               12,617

  Fully diluted earnings per share                  $.55                $1.49