Form 10-K
period 1994-03-31
ZURN INDUSTRIES INC
filed 1994-06-27
CIK 109446

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X           Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [Fee Required]
                   For the Fiscal Year Ended March 31, 1994

           Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]
            For the Transition Period From            To

                         Commission File Number 1-5502

                             ZURN INDUSTRIES, INC.

          State of                Address and                IRS Employer
       Incorporation           Telephone Number         Identification Number
       Pennsylvania             One Zurn Place                25-1040754
                           Erie, Pennsylvania  16505
                                 814-452-2111

          Securities Registered Pursuant to Section 12(b) of the Act
       Title of Each Class                        Exchange on Which Registered
  Common Stock, $.50 Par Value                      New York Stock Exchange
                                                    Pacific Stock Exchange
  5-3/4% Convertible Subordinated                   New York Stock Exchange
    Debentures due 1994

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $269,851,000 based on the closing sale price per share for the 12,406,945 shares of Common Stock, $.50 par value, outstanding on June 1, 1994 and excluding the value of 2,900 shares of preferred stock which have no quoted market value.

                      Documents Incorporated by Reference
  Portions of Annual Report to Stockholders for the year ended March 31, 1994 incorporated by reference in Parts I and II

  Portions of Proxy Statement dated June 27, 1994 incorporated by reference in
  Part III

                                    PART I

ITEM 1 - BUSINESS

General Development of Business

Zurn Industries, Inc., a corporation founded in 1900 and incorporated in 1932 together with its subsidiaries (the "Company") designs, constructs, manufactures, markets, and operates in four industry segments: Power Systems; Water Control; Lynx Golf; Other businesses.

In March 1994, a decision was made to close the steam generating manufacturing facilities of the Power Systems segment because of uncompetitive costs.

Financial Information about Industry Segments

"Industry Segment Data" on page 19 of the Annual Report to Stockholders for the year ended March 31, 1994 is incorporated herein by reference.

Narrative Description of Business

The first sentence of the first paragraph and the second paragraph, excluding the fourth sentence, of "Notes to Consolidated Financial Statements - Industry Segment Data" on page 20 of the Annual Report to Stockholders for the year ended March 31, 1994 is incorporated herein by reference.

Product Class Sales
                                                    Year Ended March 31
Segment and Products                               1994      1993      1992
  (Thousands)
Power Systems
  Power plants and steam generating systems    $450,674  $336,593  $255,562
  Other products                                 11,375    14,460    15,365

Water Control
  Plumbing products                              99,496    88,051    84,782
  Water resource and treatment systems           85,921    60,416    78,531
  Other products                                 61,048    83,926    90,442

Power Systems - Design, engineering, construction, and operation of alternate energy and combined-cycle power plants; factory-assembled and field-constructed steam generating systems, waste heat energy recovery systems, economizers, superheaters, spreader stokers, burners, pulverizers, and other auxiliary components; solid, liquid, and gaseous waste incineration systems; acid gas removal systems, mechanical dust collectors, wet scrubbers, fabric filters, heavy-duty dampers, and fans.

Water Control - Construction of water resource and treatment systems and general construction services for civil, structural, and mechanical piping fields; engineered concrete products including precast prestressed concrete bridge components, box beam girders, pilings, panels, support systems, underground wastewater pipe, and modular jail cells; plumbing products, including roof, floor, and trench drains, primers, traps, backwater valves, hair, grease, oil, and solids interceptors, cleanouts, off-the-floor fixture supports, water hammer arrestors, hydrants, floor sinks, ferrous castings, flush valves, shower heads, faucets, and hand dryers for commercial, industrial, and institutional applications; residential, commercial, and industrial pressure reducing and regulating valves, temperature/pressure relief valves, swing-away ball valves, reduced pressure backflow preventers, pressure vacuum breakers, check valves, double check valves, water gravity flow systems; automatic interior fire protection sprinkler systems.

Lynx Golf - Golf clubs and accessories.

Other Businesses - Clutches, heavy-duty overrunning clutches, clutch couplings, torque and overload release clutches, backstops, and Ringspann freewheel clutches; flexible gear and diaphragm couplings, flexible spindle couplings, universal joints, and precision steel forgings.

Segment Status

No new segment or product is being planned or developed which will require the investment of a material amount of the Company's assets, or which otherwise is material.

Sources and Availability of Raw Materials

The Company's businesses use ferrous and non-ferrous metals, concrete products, and stainless steel castings purchased from various domestic and foreign suppliers. The sources of supply are adequate and the Company is not substantially dependent upon any one supplier.

Patents and Licenses

The Company owns numerous patents relating to the design and manufacture of its products and systems. From time to time, the Company grants licenses to others under certain of its patents and obtains licenses under the patents of others. While the Company considers that, in the aggregate, its patents and licenses are important in the operation of its businesses, it believes that the successful manufacture and sale of its products generally depends more upon its technological know-how and manufacturing and construction skills.

Seasonal Business

The demand for Lynx Golf products is highest in the Company's first and fourth quarters. None of the other industry segments is considered to have significant seasonal business.

Working Capital Requirements

Certain products of the Water Control segment are considered standard items and significant amounts of inventory are required to meet rapid delivery requirements of customers. The Lynx Golf segment requires significant amounts of inventory to meet customer demands. There are no special or unusual working capital requirements for the Company's other businesses.

Customer Dependence

None of the industry segments has a customer the loss of which would have a material adverse effect on the segment.

Customer Identity

There are no customers the loss of which would have a material adverse effect on the Company.

Backlog

The backlog of unshipped orders was as follows:
                                                            March 31
                                                      1994           1993
                                                          (Thousands)

Power Systems                                       $159,000       $422,000
Water Control                                         69,000        137,000
Lynx Golf                                              5,000         10,000
Other Businesses                                      11,000         12,000
                                                    $244,000       $581,000

Approximately 9% of the Power Systems backlog and 4% of the Water Control backlog is expected to be completed in fiscal years ending after March 31, 1995.

Government Contracts

No material portion of the business of any industry segment is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Competitive Conditions

The Company's major markets are electric power generation, industrial, commercial, municipal, and consumer. The Company competes with a number and variety of diverse manufacturers, both large and small. Because of the multiplicity and diversity of such markets, it is impracticable to ascertain a proper competitive rating index for any of the Company's segments.

In general, all the Company's products and systems are sold for the most part in world-wide markets characterized by substantial price, service, and product quality competition.

Research and Development

Research and development expenditures were not material in any of the last three years.

Impact of Environmental Laws and Regulations

Federal, state, and local regulations enacted to regulate the discharge of materials into the environment will have no material effect on the Company's capital expenditures, earnings, or competitive position.

Number of Employees

The Company has approximately 2,900 employees.

Foreign and Domestic Operations and Export Sales

The Company's foreign operations represented less than 10% of consolidated sales, operating income, and assets in each of the last three years. Export sales were: 1994-$20,073,000; 1993-$29,309,000; 1992-$28,903,000.

ITEM 2 - PROPERTIES

The Company principally operates in various locations throughout the United States in facilities considered to be in good condition, well maintained, and adequate for its purposes. The approximate square feet of floor space utilized in the United States is as follows:
                                                        Owned       Leased

Power Systems                                          94,000       73,000
Water Control                                         564,000      140,900
Lynx Golf                                              61,000      124,000
Other Businesses                                      353,000        5,000
Corporate Headquarters                                213,600
                                                    1,285,600      342,900

ITEM 3 - LEGAL PROCEEDINGS

On September 24, 1993, the Superior Court of Imperial County California entered a judgment in the amount of $25.7 million against the Company and its subsidiary, National Energy Production Corporation (NEPCO), in connection with a cross complaint filed in February 1991 by Imperial Resource Recovery Associates, L.P., a California Limited Partnership, which alleged that NEPCO had failed to construct an electric generating facility in accordance with contract terms. The Court also assessed prejudgment interest of $6.1 million and attorney fees of $8.4 million. An appeal from the entire judgment was taken on September 24, 1993 by the Company and NEPCO and is pending in the California Court of Appeal, Fourth Appellate District.

Four civil actions against the Company, two of its subsidiaries, and eighteen other defendants were filed in the Superior Court of Los Angeles County California in May 1991 by Continental Insurance Company, Insurance Company of

North America, Continental Casualty Company, Allianz Underwriters, Inc., and others seeking recovery of an aggregate $76.5 million in insurance claims arising out of a 1988 fire in a building undergoing alterations. It is alleged that the Company's standpipe valves and fire sprinkler system installation procedures contributed to the duration of the fire.

The Company received an Administrative Order, effective April 30, 1992, issued by the United States Environmental Protection Agency (EPA) pursuant to Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 directing the Company and thirty-five others to implement response activities at the Millcreek Dumpsite in Erie County, Pennsylvania in accordance with a remedial plan. The Company is informed that EPA has secured estimates of the cost of the remedial work which approximate $12 million. Also, the respondents may be obligated to reimburse EPA for amounts expended for preliminary cleanup, the development of a Record of Decision, and the remedial design. The Company and seventeen of the other respondents have notified EPA of their intention to undertake the remedial action.

On October 19, 1993, the Commonwealth of Pennsylvania Department of Environmental Resources (Department) filed a complaint in the United States District Court for the Western District of Pennsylvania against the Company and twenty-six others seeking to recover past and future specified and unspecified costs exceeding $2.2 million arising out of the Department's involvement at the Millcreek Dumpsite in Erie County, Pennsylvania.

In January 1994, the State of California filed a complaint in the Municipal Court of the Los Angeles Judicial District against the Company's subsidiary, Zurn Constructors, Inc., two of its employees, and another company and individual alleging felony and misdemeanor violations of the State's Health and Safety, Water, and Penal codes in connection with the discharge of a pollutant from the other company's property into a Coyote Creek tributary.
The maximum fines for the alleged charges sought in the complaint against Zurn Constructors total $.6 million.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Name                Age             Positions              Period Served

George H. Schofield     64    Director                          Since 1984
                              Chairman                          Since 1986
                              Chief Executive Officer           Since 1985
                              President                         1985 - 1991
Charles L. Hedrick      59    Director and Vice Chairman        Since 1992
                              Senior Executive Vice President   1983 - 1992
William A. Freeman      51    Director and President            Since 1991
                              Senior Vice President-Finance
                                and Administration              1986 - 1991
Donald F. Fessler       63    Executive Vice President          Since 1985
James A. Zurn           52    Director                          Since 1970
                              Senior Vice President             Since 1981
John E. Rutzler III     53    Vice President-Controller         Since 1989
Dennis Haines           41    General Counsel and Secretary     Since 1993
                              Associate General Counsel         1989 - 1993


                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The principal markets on which the Company's Common Stock is traded are the New York Stock Exchange and the Pacific Stock Exchange.

"Unaudited Quarterly Financial Data - Common Stock Market Price" on page 13 of the Annual Report to Stockholders for the year ended March 31, 1994 is incorporated herein by reference.

Holders

At March 31, 1994, there were 6,242 holders of record of the Company's Common Stock.

Dividends

"Unaudited Quarterly Financial Data - Common Stock Cash Dividends Declared" on page 13 of the Annual Report to Stockholders for the year ended March 31, 1994 is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

"Five Year Consolidated Financial Summary - Operating Data," "Five Year Consolidated Financial Summary - Financial Position at Year End - Total Assets and Debt and Capital Leases," and the footnote thereto on page 13 of the Annual Report to Stockholders for the year ended March 31, 1994 are incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Financial Review" on pages 14 and 15 of the Annual Report to Stockholders for the year ended March 31, 1994 is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes to consolidated financial statements on pages 16 through 23 of the Annual Report to Stockholders for the year ended March 31, 1994 are incorporated herein by reference.

"Unaudited Quarterly Financial Data" on page 13 of the Annual Report to Stockholders for the year ended March 31, 1994 is incorporated herein by reference.
                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Zurn Industries, Inc.
Erie, Pennsylvania

  We have audited the consolidated financial statements and the financial statement schedules of Zurn Industries, Inc. and subsidiaries listed in Item
14. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements listed in Item 14 present fairly, in all material respects, the consolidated financial position of Zurn Industries, Inc. and subsidiaries at March 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
  As discussed in the significant accounting policies note to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes in the year ended March 31, 1992.

/s/ Ernst & Young

Erie, Pennsylvania
May 19, 1994

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in independent auditors within twenty-four months prior to the date of the most recent financial statements.


                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

"Nominees for Election as Directors" and "Directors Whose Terms of Office Continue Until 1995" on page 2 and "Directors Whose Terms of Office Continue Until 1996" on page 3 of the Proxy Statement dated June 27, 1994 are incorporated herein by reference.

Information with respect to executive officers is presented in Part I.

Based solely upon a review of Forms 3, 4, and 5, and amendments thereto, furnished to the Company with respect to its most recent fiscal year, and written representations that no Form 5 was required, no person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years, except as set forth under "Compliance With Exchange Act Section 16(a)" on page 6 of the Proxy Statement dated June 27, 1994 incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

"Summary Compensation Table" on page 6, "Stock Option Grants" and "Stock Option Exercises and Fiscal Year End Option Values" on page 7, "Pension Plans" on page 8, and "Directors' Compensation" on pages 8 and 9 of the Proxy Statement dated June 27, 1994 are incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Security Ownership of Common Stock" on page 5 of the Proxy Statement dated June 27, 1994 is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or related transactions required to be reported during the fiscal year covered by this report.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

The following consolidated financial statements included in the Annual Report to Stockholders for the year ended March 31, 1994 are incorporated herein by reference:

  Consolidated Financial Position - March 31, 1994 and 1993

  Consolidated Operations - Years Ended March 31, 1994, 1993, and 1992

  Consolidated Stockholders' Equity - Years ended March 31, 1994, 1993, and 1992

  Consolidated Cash Flows - Years ended March 31, 1994, 1993, and 1992

  Industry Segment Data - Years ended March 31, 1994, 1993, and 1992

  Notes to Consolidated Financial Statements

Financial Statement Schedules

The following consolidated financial statement schedules are included in this
Item:

  Schedule I - Marketable Securities - Other Investments

  Schedule II - Accounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties

  Schedule VIII - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibits

The exhibits listed in the Exhibit Index to this report are incorporated herein by reference.

Reports on Form 8-K

March 22, 1994 incorporating a news release commenting on earnings estimates for the fourth quarter ending March 31, 1994.

                                    SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS

                                                          (Thousands)

               Col. A                             Col. B                   Col. C              Col. D            Col. E

                                                                                                                 Amount
                                                                                                             at Which Each
                                                                                               Market      Portfolio of Equity
                                                                                              Value of     Security Issues and
                                            Number of Shares or                              Each Issue    Each Other Security
                                           Units-Principal Amount                            at Balance     Issue Carried in
Name of Issuer and Title of Each Issue       of Bonds and Notes       Cost of Each Issue     Sheet Date     the Balance Sheet
United States Treasury Notes                       $8,870                   $8,788             $8,782            $ 8,782

Tax exempt bonds:
  States and their agencies                         6,195                    6,308              6,244              6,244

 State subdivisions and their agencies:
    General                                         7,730                    7,891              7,849              7,849
    Energy                                          5,500                    5,844              5,715              5,715
    Other                                           7,415                    7,611              7,331              7,331

Tax exempt bond funds:
  Nuveen                                            6,650                    6,666              6,660              6,660
  Alliance Municipal Securities Income
   Fund, Inc. Series B                              1,500                    1,503              1,503              1,503
  Other                                             8,500                    8,522              8,522              8,522

Mortgage-backed:
  Federal Home Loan Mortgage
    Corporation 1552 TB                             1,200                    1,240                871                871
  Other                                             8,332                    8,719              7,530              7,530

Certificates of deposit                               282                      289                289                289

                                                                                                                 $61,296

                                SCHEDULE II - ACCOUNTS RECEIVABLE FROM RELATED PARTIES AND
                             UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                        (Thousands)

       Col. A                     Col. B          Col. C                  Col. D                          Col. E


                                                                         Deductions
                                Balance at                          (1)             (2)           Balance at End of Period
                               Beginning of                       Amounts         Amounts           (1)            (2)
Name of Debtor                    Period         Additions       Collected      Written Off       Current      Not Current
Year Ended March 31, 1994
Clifton A. and
  Cindra L. Belschner -A          $194                                                                            $194
Peter L. Makin -C                                  $107                                            $107


Year Ended March 31, 1993
Clifton A. and
  Cindra L. Belschner -A          $194                                                                            $194
Richard J. Nanula -B               725                                                             $725
                                  $919

Year Ended March 31, 1992
Clifton A. and
  Cindra L. Belschner -A          $194                                                                            $194
Richard J. Nanula -B               725                                                                             725
                                  $919                                                                            $919
<F1>
A-Noninterest bearing mortgage loan due November 1, 1995 with five year extension options so long as the property securing the note has not been sold without consent, C.A. Belschner is totally disabled, and he is not deceased.
<F2>
B-Noninterest bearing mortgage loan due December 31, 1994.
<F3>
C-Noninterest bearing relocation bridge loan due on demand.

                                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                        (Thousands)
           Col. A                     Col. B                        Col. C                        Col. D          Col. E
                                                                   Additions
                                    Balance at            (1)                   (2)                              Balance
                                   Beginning of     Charged to Costs     Charged to Other      Deductions-       at End
        Description                   Period          and Expenses       Accounts-Describe       Describe       of Period
Year Ended March 31, 1994
Allowance for doubtful accounts      $13,915             $(5,933)                               $ 1,779 -A       $ 6,203

Reserves:
  Plant closings                     $ 4,052             $ 6,927                                $ 1,625 -B
                                                                                                  1,625 -C       $ 7,729
  Warranties                           4,157               1,089                                    864 -D         4,382
                                     $ 8,209             $ 8,016                                $ 4,114          $12,111

Year Ended March 31, 1993
Allowance for doubtful accounts      $14,007             $ 1,797                                $ 1,784 -A
                                                                                                    105 -E
                                                                                                $ 1,889          $13,915
Reserves:
  Plant closings                     $ 4,965                                  $171 -E           $   761 -B
                                                                                                    323 -C       $ 4,052
  Warranties                           3,684             $ 1,784                50 -E             1,361 -D         4,157
                                     $ 8,649             $ 1,784              $221              $ 2,445          $ 8,209

Year Ended March 31, 1992
Allowance for doubtful accounts      $ 3,059             $11,857              $700 -E           $ 1,609 -A       $14,007

Reserves:
  Plant closings                                         $ 4,965                                                 $ 4,965
  Warranties                         $ 3,072               2,800              $190 -A           $ 2,378 -D         3,684
                                     $ 3,072             $ 7,765              $190              $ 2,378          $ 8,649
<F1>
A-Uncollectible accounts written off, net of recoveries.
<F2>
B-Credit to costs and expenses.
<F3>
C-Costs incurred.
<F4>
D-Warranty claims allowed.
<F5>
E-Account transfers

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 ZURN INDUSTRIES, INC.
                 (Registrant)

June 6, 1994
                 /s/ G.H. Schofield
                 George H. Schofield
                 Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ G.H. Schofield            Director, Chairman, and             June 6, 1994
George H. Schofield             Chief Executive Officer

/s/ Charles L. Hedrick        Director and Vice Chairman          June 6, 1994
Charles L. Hedrick

/s/ W.A. Freeman              Director and President              June 6, 1994
William A. Freeman

/s/ John E. Rutzler III       Vice President-Controller           June 6, 1994
John E. Rutzler III

/s/ K.S. Axelson              Director                            June 6, 1994
Kenneth S. Axelson

/s/ Zoe Baird                 Director                            June 6, 1994
Zoe Baird

/s/ William E. Butler         Director                            June 6, 1994
William E. Butler

/s/ E.J. Campbell             Director                            June 6, 1994
Edward J. Campbell

/s/ Alton S. Cartwright       Director                            June 6, 1994
Alton S. Cartwright

/s/ David W. Wallace          Director                            June 6, 1994
David W. Wallace

/s/ James A. Zurn             Director                            June 6, 1994
James A. Zurn

                                 EXHIBIT INDEX

 3   Articles of Incorporation and By-laws

     Restated Articles of Incorporation with Amendments through   Incorporated
     August 7, 1987 filed as Exhibit 19A to Form 10-Q for the     by reference
     quarter ended September 30, 1987

     By-laws as of April 1990 filed as Exhibit 3 to Form 10-K     Incorporated
     for the year ended March 31, 1990                            by reference

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

     Agreements Relating to Employment dated June 5, 1989 with    Incorporated
     D.F. Fessler, W.A. Freeman, C.L. Hedrick, G.H. Schofield     by reference
     and J.A. Zurn filed as Exhibit 10H to Form 10-Q for the quarter ended June 30, 1989

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

10A  Incentive Compensation Plan

11   Statement Re Computation of Per Share Earnings

     Computation of Earnings Per Share

13   Annual Report to Security Holders

     Electronic Format of Pages of Annual Report to Stockholders for the Year Ended March 31, 1994 Incorporated by Reference

21   Subsidiaries of the Registrant

     Subsidiaries

23   Consents of Experts and Counsel

     Consent of Independent Auditors

                   EXHIBIT 10A - INCENTIVE COMPENSATION PLAN

The Company's Incentive Compensation Plan, as it applies to executive officers, provides that an amount equal to 4% of earnings before income taxes in excess of a 10% return on the Company's net worth plus 4% of earnings before income taxes in excess of a 20% return on the Company's net worth is available to the Management Development and Compensation Committee to make incentive compensation payments. The distributable amount may be modified by the Committee in circumstances it views as appropriate (e.g., when the Company incurs an unusual gain or loss). Using both financial and non-financial criteria to measure performance, the Committee determines the amount to be awarded to the Chief Executive Officer and, based on his recommendations and their evaluation, to each other executive officer.

                EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                     (Thousands Except Per Share Amounts)

                                                 Year Ended March 31
                                           1994          1993         1992
Primary Earnings Per Share

Net (loss) income                        $(13,876)     $27,488      $(5,222)
Preferred stock dividends                       3            3            3
                                         $(13,879)     $27,485      $(5,225)

Shares outstanding
  Weighted average common shares           12,438       12,457       12,514
  Net common shares issuable on             Anti-
    exercise of stock options             dilutive          64           92
  Average common shares outstanding
    as adjusted                            12,438       12,521       12,606

Primary (loss) earnings per share        $  (1.12)     $  2.20      $  (.42)

Fully Diluted Earnings Per Share

Net income                                   A         $27,488          A
Interest on convertible debentures,          n                          n
  net of applicable income taxes             t              37          t
                                             i         $27,525          i
                                             d                          d
Shares outstanding                           i                          i
  Average common shares as adjusted          l                          l
    for primary computation                  u          12,521          u
  Common shares issuable if the              t                          t
    preferred stock and convertible          i                          i
    debentures were converted at             v                          v
    the beginning of the year                e              77          e
  Additional common shares issuable
    on exercise of stock options                            13
  Average common shares outstanding
    as adjusted                                         12,611

Fully diluted earnings per share                       $  2.18

                                  EXHIBIT 13
          ELECTRONIC FORMAT OF PAGES OF ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED MARCH 31, 1994 INCORPORATED BY REFERENCE

ANNUAL REPORT PAGE 13

FIVE YEAR CONSOLIDATED FINANCIAL SUMMARY

Year Ended March 31           1994       1993       1992       1991       1990
(Thousands of Dollars Except Per Share Amounts)

OPERATING DATA
Net sales                 $785,688   $669,841   $596,532   $696,728   $605,294
(Loss) income before
   accounting changes      (13,876)    27,488     11,512     30,737     28,324
Accounting changes                               (16,734)
Net (loss) income          (13,876)    27,488     (5,222)    30,737     28,324
Earnings per share:
   Before accounting
     changes                 (1.12)      2.20        .91       2.46       2.28
   Accounting changes                              (1.33)
   Net (loss) income         (1.12)      2.20       (.42)      2.46       2.28
Common stock cash dividends
   declared per share          .88        .88        .88        .82        .72

FINANCIAL POSITION AT YEAR END
Liquid assets             $ 65,433   $ 90,643   $ 69,723   $ 41,568   $ 39,003
Working capital            160,516    183,778    171,497    159,727    145,242
Property, plant,
  and equipment             57,003     70,423     67,138     73,131     75,994
Total assets               447,893    490,178    441,132    437,317    394,551
Debt and capital leases     13,806     20,934     18,164     13,121     15,050
Stockholders' equity       221,583    249,098    237,601    250,856    227,691
   Per share of
     common stock            17.86      20.03      18.90      20.22      18.47

GENERAL STATISTICS
Capital expenditures      $  9,180   $ 14,318   $ 10,697   $  8,925   $ 15,005
Depreciation and
  amortization              10,687     10,649     11,539     12,292     11,612
Stockholders of record       6,277      6,278      6,445      6,499      6,428
Average common shares
   outstanding (thousands)  12,438     12,521     12,606     12,513     12,431
Common stock price range:
   High                     39 1/2     40 3/4     39 1/4     51 1/8     44 1/4
   Low                      22 3/4     27 3/4     30 1/4     29 1/2     27 1/2

1994 includes costs relating to litigation ($38,902 - $2.00 per share) and a plant closing and the write off of assets ($23,000 - $1.15 per share). 1992 includes restructuring costs ($14,700 - $.72 per share) and changes in accounting for postretirement benefits other than pensions and for income taxes.

ANNUAL REPORT PAGE 13

UNAUDITED QUARTERLY FINANCIAL DATA
                                     Year Ended March 31, 1994               Year Ended March 31, 1993
                                 First    Second     Third    Fourth     First    Second     Third    Fourth
                               Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
(Thousands Except Per Share Amounts)
Net sales                     $288,776  $215,493  $142,724  $138,695  $143,244  $177,520  $191,043  $158,034
Gross profit                    35,314    29,462    28,865    22,587    32,083    32,457    31,944    30,364
Net (loss) income              (16,628)    6,825     4,922    (8,995)    5,635     6,234     6,845     8,774
   Per share                     (1.34)      .55       .40      (.73)      .45       .50       .55       .70
Common stock:
   Cash dividends declared         .22       .22       .22       .22       .22       .22       .22       .22
   Market price:
      High                      39 1/2    35        33        29 3/4    36        32 1/8    39 3/8    40 3/4
      Low                       31 3/8    30 1/8    25 1/8    22 3/4    27 7/8    27 3/4    29 3/8    35 1/4

Fiscal 1994 unusual items are $38,902 ($2.00 per share) in the first quarter as a result of a jury verdict in connection with a power plant construction contract and related legal costs, $7,000 ($.34 per share) in the second quarter and $16,000 ($.81 per share) in the fourth quarter for plant closings and asset write-
offs, and benefits in the second quarter of $8,363 ($.41 per share) from the recovery of an account receivable previously written off and $.15 per share from revaluing net deferred tax assets.

Fiscal 1993 unusual items in the third quarter are $5,377 ($.27 per share) for power plant litigation costs
($3,416, or $.17 per share incurred in other quarters) reduced by a $.37 per share benefit from the settlement of prior year state income tax assessments.  The fourth quarter includes a $4,563 ($.23 per share) gain from sales of businesses.

Common stock market prices as reported in The Wall Street Journal.



ANNUAL REPORT PAGE 14

FINANCIAL REVIEW

Sales And Earnings
The fifth new record high sales level in the last seven years was attained in fiscal 1994. The single most significant factor affecting consolidated sales has been the change in Power Systems segment revenues (increases of $111.0 million in 1994 and $80.1 in 1993) primarily related to the number, size, and completion status of power plants under construction. In 1994, water resource construction revenues increased $25.5 million and sales of plumbing products by the Water Control segment increased $11.4 million in 1994 and $3.3 million in 1993, but the segment suffered an 8% decline in fiscal 1993 due to lower revenues from water resource projects and dispositions of nonstrategic businesses. Lynx Golf sales were off slightly having more than doubled in the United States market in fiscal 1993, reversing the downward trend of the prior two years from the recession's effects on consumer spending.
   Generally gross profit margins have been affected from year to year by the types and numbers of projects the Power Systems segment has under construction. This year the margins were lower primarily because of the high costs and weak market for steam generating systems manufactured by the Power Systems segment and increased costs incurred by Lynx Golf. While margins from the construction of power plants and sales by Lynx Golf improved in fiscal 1993, there was an overall decline attributable to the fire protection sprinkler systems business. Inflation's effect on the Company's costs over the last three years has not been as great as the consumer price index change and most cost increases have been recovered currently.
   Marketing and administration expenses for the most part do not bear a direct relationship to sales volumes and, as a percent of sales, they declined in each of the last three years. These expenses increased in the last two years primarily as a result of Lynx Golf promotional efforts, and its sales growth in 1993, and the higher operating levels of the Power Systems segment. The fiscal 1994 increases, together with Water Control segment new product introduction costs, almost equaled the $5.4 million incurred in fiscal 1993 by businesses which have been sold.
   The unusual items are described in the notes to consolidated financial statements and discussed elsewhere in this review. The items in the footnote table reduced income $2.74 per share in fiscal 1994 and $1.10 in 1992, and they increased income $.02 per share in fiscal 1993. In addition, the revaluation of net deferred tax assets resulting from a tax law change added $.15 per share in fiscal 1994 and the income tax adjustment associated with the 1993 state tax settlement increased that year's income $.14 per share.
   Interest income derived from financial instruments has not been significantly affected by the changes in liquid assets over the last three years as declining rates offset the higher liquid asset level that existed through fiscal 1994's third quarter. The higher income levels for 1994 and 1992 came from Power Systems' long-term receivables and financing of equipment for customers' projects. Interest expense on long-term obligations was lower in fiscal 1994, but the total increased as a result of providing for interest on the recorded litigation liability.

ANNUAL REPORT PAGE 14

   Tax exempt investment income was the major contributor to the lower effective tax rates in fiscal 1994 and 1992. Settlement of prior year state tax assessments significantly reduced the overall effective tax rate in fiscal 1993.
   The net (loss) income per share for the last three years was: 1994 - $(1.12); 1993 - $2.20; 1992 - $(.42). Absent the unusual items, and the accounting principles change in fiscal 1992, net income per share would have been: 1994 - $1.47; 1993 - $2.04; 1992 - $2.01.

Backlog                           1994      1993      1992
(Millions)

Power Systems                     $159      $422      $324
Water Control                       69       137       121
Lynx Golf                            5        10        11
Others                              11        12        16
                                  $244      $581      $472
Completion after fiscal 1995 is expected for 9% of the Power Systems and 4% of the Water Control amounts at March 31, 1994.

Power Systems
The segment's design, engineering, and construction of power plants has made it the Company's most significant source of revenues. Most of its fiscal 1994 power plant project revenues were derived from the record high beginning of the year backlog while the segment's equipment manufacturing businesses suffered a 21% decline in sales. In fiscal 1993, the segment's revenues were boosted by the combination of new power plant orders and those received in the latter part of fiscal 1992. The lower revenues in 1992 resulted from postponement of projects due to delays experienced by customers in obtaining permits and financing. Six power plants were completed in 1994, three in 1993, and four were completed in 1992.
   The gross profit margin from construction of power plants in fiscal 1994 exceeded 1992's level by 25% while fiscal 1993's margin exceeded 1992 by 30% as the plants under construction that year included less purchased equipment. The Company's overall gross profit margin was adversely affected in fiscal 1994 by high steam generating systems manufacturing costs and the decline in sales of those systems. The Power Systems segment had an operating loss for fiscal 1994 rather than a $19.1 million profit because of the $50.8 million of unusual items for litigation, plant closing costs, and the recovery of one of the accounts receivable from a financially stressed power plant project owner written off in fiscal 1992. In fiscal 1993, its operating profit was reduced by unusual litigation costs and the lower operating levels of the equipment manufacturing businesses.
   Substantially lower Power Systems revenues and operating profit are expected in the near term because of the excess domestic electric power generation capacity and the effects of the slowed United States economy in the last few years which the fiscal 1994 year-end backlog reflects. For the balance of the decade, the North American market could be about half the size of the last several years. Profitability also will be affected to some extent

ANNUAL REPORT PAGE 14

by the segment's move into the developing international market for small and medium-size private power plants, with long order lead times, and the reorientation of the steam generating systems business resulting from the decision to close its manufacturing facilities before the second half of fiscal 1995 begins.

Water Control
Fiscal 1994 sales were up 14% from last year excluding the effect of businesses sold in the fourth quarter of fiscal 1993. This resulted from the greater water resource construction project revenues and increased sales of plumbing products which have been driven in the last two years by market share gains from new products introduced over the last several years. Revenues from the installation of fire protection sprinkler systems were lower in fiscal 1994, reflecting the depressed, highly-competitive West Coast commercial construction market, after increasing in each of the prior three years. The comparison of fiscal 1993 sales with 1992 also is distorted by the operations of the businesses sold in each of those years. The unusual items note to the consolidated financial statements includes other information about changes in the Water Control segment's operations resulting from acquisitions and dispositions.
   The segment's operating profit did not benefit from the fiscal 1994 sales increase because of lower margins on those sales and the development costs for new plumbing products. However, as the result of downsizing, the fire protection sprinkler systems business made a positive contribution to the year's operating profit after incurring a small loss in fiscal 1993. The lower water resource construction revenues in 1993 had little effect on the segment's operating profit that year.
   The lower Water Control backlog at the end of fiscal 1994 is attributable to the water resource construction business. However, because the Southern California market it serves has a continuing need to expand and upgrade its water and wastewater infrastructure, there should be new projects that can be bid successfully and managed profitably.


ANNUAL REPORT PAGE 15

Lynx Golf And Others
Domestic sales of golf clubs and accessories, 36% of which were derived from new metal woods, experienced a small decline in fiscal 1994 which was offset for the most part by a 28% sales increase in the United Kingdom and Europe. The fiscal 1993 sales increase was derived from domestic market share gains as foreign sales, which fell 38% in fiscal 1992, were essentially unchanged due to the very depressed offshore markets. Surplus capacity in the last three years has been a significant factor contributing to the operating losses. The fiscal 1994 loss includes $2.4 million for the disposition of discontinued products and $.9 million for the write off of manufacturing assets not being used. Excess costs initially encountered in producing the new metal woods and substantially higher new product introduction costs contributed to the loss in both 1994 and 1993. The manufacturing difficulties have been solved and new,

ANNUAL REPORT PAGE 15

innovative products scheduled for introduction in the latter part of fiscal 1995 are directed at positioning Lynx Golf to be a strong contender in a market which is expected to consolidate rapidly over the next few years.
   The Mechanical Drives Products group was the only significant other business in fiscal 1994. Its $37.2 million in sales was up 7% despite the continuing weak market for industrial equipment in the United States which
caused a 14% decline in sales the prior year.   The group's operating profit
also would have increased in 1994 absent a $1.8 million charge for the write off of a minority investment in a product line which no longer fit the group's future direction. In fiscal 1993, the group's operating profit fell 37%. The other changes in sales and operating profit for 1993 compared with fiscal 1992 are attributable to businesses which have been sold and restructuring costs described in the notes to financial statements.
   In the prior two years, Corporate income resulted from the reversal in fiscal 1993 of interest ($4.6 million) which had been accrued in connection with a state income tax dispute which was settled and from gains on the sales of businesses (1993 - $4.6 million; 1992 - $2.4 million).

Financial Condition
Liquidity is important to the Company's ability to take on construction contract commitments. Year-end liquid assets amounted to $65.4 million, down from the $90.6 million accumulated at the end of fiscal 1993 primarily from the then growing level of power plant and water resource construction activities. The cash provided by operations was nominal in fiscal 1994 partly because of the steam generating systems business and Lynx Golf operating losses. The other factors affecting cash from operations were the advance billings on fiscal 1994's contracts in fiscal 1993 and the payment of operating expenses which exceeded the benefit from utilizing inventories which had been purchased in the prior year.
   The proceeds from sales of operations and liquid assets were used for investments in facilities ($33.4 million over the last three years) and to purchase treasury stock in 1994 and 1993. Other significant uses of funds were dividend payments to stockholders, payment of income taxes and interest in connection with the fiscal 1993 settlement of prior year tax assessments, and long-term investments including the purchases of plumbing products businesses in fiscal 1994 and 1992.
   Most of the working capital components were reduced in fiscal 1994 as construction activities slowed and total working capital was diminished as a result of the litigation provision and the losses in the steam generating systems and Lynx Golf businesses. Working capital amounted to $160.5 million at year end and the 1.9 to 1 current ratio was only one-tenth point lower than its historical level. A $20.0 million short-term line of credit, with interest at money market rates, is available to augment working capital.

ANNUAL REPORT PAGE 15

   Property, plant, and equipment was reduced in fiscal 1994 by part of the plant closing and asset write-off provision. That provision and the one for litigation caused the increase in net deferred tax assets included in current and other long-term assets. A change in the funding status of a pension plan and the accrual of employee termination benefits increased both the prepaid cost in other long-term assets and the retirement obligations liability.
   Power plant performance efficiency payments earned by the Power Systems segment, but payable in future years, more than offset the $5.0 million reduction in long-term investments that resulted from relinquishing the limited partnership investment related to the collection of the $8.4 million construction contract receivable which was fully reserved in fiscal 1992. Associated with the receivable collection was the cancellation of a $5.0 million nonrecourse note payable which caused a substantial part of the decline in long-term obligations. In fiscal 1992, $8.2 million was borrowed pursuant to the terms of a 1991 sales-type lease transaction. Otherwise, long-term debt has been reduced over the last three years by scheduled payments and conversions of debentures into common stock. Should financing be necessary in the future, the Company has a revolving credit agreement which is described in the debt and line of credit note to the financial statements.
   The Company recognized its previously unrecorded $26.7 million commitment for postretirement benefits other than pensions in April 1991. While the accounting change reduced stockholders' equity by 6%, future cash flows will be unaffected. No other item, including the litigation disclosed in the unusual items, commitments and contingencies note to the financial statements, is expected to have a future material effect on the Company's financial position. However, if all issues which led to the unusual litigation provision are lost on appeal, the resulting cash expenditure could be more than $30 million net of the ensuing income tax payment reductions. Some of the cash expenditures included in the plant closing provision for the added costs of winding up manufacturing operations, and for union and nonunion employees' pensions and severance, have already been made. The balance will not adversely affect liquidity.
   Common stock dividends in the last eight profitable years have averaged 40% of the per share earnings. In fiscal 1994, they were 60% of the $1.47 per share before unusual items. Prospectively, dividend payments will be based on future earnings trends and expectations and could be impacted by losing the litigation appeal.
   Total capital employed at March 31, 1994 amounted to $235.4 million which includes $221.6 million ($17.86 per share of common stock) of stockholders' equity. The March 1994 equity to debt ratio was 16 to 1.

ANNUAL REPORT PAGE 16

CONSOLIDATED FINANCIAL POSITION

March 31                                                  1994            1993
(Thousands)

ASSETS

Current Assets
Cash and equivalents                                 $   4,137        $ 25,491
Marketable securities                                   61,296          65,152
Accounts receivable                                    132,328         151,433
Inventories and contracts in progress                   86,379          92,338
Deferred income taxes                                   41,880          26,740
Other assets                                             5,642           4,959
Total Current Assets                                   331,662         366,113

Property, Plant, And Equipment                          57,003          70,423
Investments                                             35,958          35,896
Other Assets                                            23,270          17,746
                                                      $447,893        $490,178


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable                               $ 47,948        $ 66,347
Advance billings on contracts in progress              31,369          52,200
Litigation                                             25,937
Insurance                                              14,065          14,432
Salaries, wages, and payroll items                     13,622          15,132
Income taxes                                            1,012           2,274
Other liabilities                                      37,193          31,950
Total Current Liabilities                             171,146         182,335

Long-Term Obligations                                  10,972          18,694
Retirement Obligations                                 44,192          40,051

Stockholders' Equity
Common stock, $.50 par value per share
  100,000 authorized - 12,570 issued                    6,285           6,285
Capital in excess of par value                         36,226          36,372
Retained earnings                                     183,670         210,483
Treasury stock - 166 and 139 shares                    (4,598)         (4,042)
                                                      221,583         249,098
Commitments And Contingencies
                                                     $447,893        $490,178

See notes to consolidated financial statements.

ANNUAL REPORT PAGE 17

CONSOLIDATED OPERATIONS

Year Ended March 31                                1994       1993       1992
(Thousands Except Per Share Amounts)

Net Sales                                      $785,688   $669,841   $596,532

Cost of sales                                   669,460    542,993    477,365
Marketing and administration                     90,278     89,636     83,533
Unusual items                                    53,539       (384)    22,464
Interest income                                  (5,067)    (3,907)    (5,119)
Interest expense                                  3,334      2,406      2,857
Other income                                     (2,380)    (1,731)    (2,590)
(Loss) Income Before Income Taxes               (23,476)    40,828     18,022
Income tax (benefit) expense                     (9,600)    13,340      6,510
(Loss) Income Before Accounting Changes         (13,876)    27,488     11,512
Accounting changes                                                    (16,734)
Net (Loss) Income                              $(13,876)  $ 27,488   $ (5,222)

Earnings Per Share
(Loss) income before accounting changes          $(1.12)     $2.20     $  .91
Accounting changes                                                      (1.33)
Net (loss) income                                $(1.12)     $2.20     $ (.42)

ANNUAL REPORT PAGE 17

CONSOLIDATED STOCKHOLDERS' EQUITY
                                   Capital in
                           Common   Excess of   Retained   Treasury
                            Stock   Par Value   Earnings      Stock     Total
(Thousands)

Balance April 1, 1991       $6,216    $33,693   $211,703     $ (756) $250,856
Net loss                                          (5,222)              (5,222)
Cash dividends declared -
   $.88 per common share                         (11,032)             (11,032)
Conversion of debentures -
   91 shares                    33        623                   637     1,293
Stock options - 72 shares       33      2,007       (101)       119     2,058
Pension minimum liability                           (168)                (168)
Currency translation                                (184)                (184)
Balance March 31, 1992       6,282     36,323    194,996          -   237,601

Net income                                        27,488               27,488
Cash dividends declared -
   $.88 per common share                         (10,961)             (10,961)
Treasury stock purchased -
   191 shares                                                (5,563)   (5,563)
Conversion of debentures -
   10 shares                     1        (78)                  214       137
Stock options - 48 shares        2        127        (41)     1,307     1,395
Pension minimum liability                           (310)                (310)
Currency translation                                (689)                (689)
Balance March 31, 1993       6,285     36,372    210,483     (4,042)  249,098

Net loss                                         (13,876)             (13,876)
Cash dividends declared -
   $.88 per common share                         (10,945)             (10,945)
Treasury stock purchased -
   99 shares                                                 (2,632)   (2,632)
Conversion of debentures -
   8 shares                              (114)                  227       113
Stock options - 64 shares                 (32)      (248)     1,849     1,569
Investment unrealized loss                        (1,241)              (1,241)
Pension minimum liability                           (123)                (123)
Currency translation                                (380)                (380)

Balance March 31, 1994      $6,285    $36,226   $183,670    $(4,598) $221,583

See notes to consolidated financial statements.

ANNUAL REPORT PAGE 18

CONSOLIDATED CASH FLOWS


Year Ended March 31                                1994       1993      1992
(Thousands)

OPERATIONS
Net (loss) income                              $(13,876)   $27,488  $ (5,222)
Items not affecting cash from operations:
   Litigation                                    34,317
   Plant closings and asset write-offs           22,277               14,700
   Depreciation and amortization                 10,687     10,649    11,539
   Deferred income taxes                        (18,000)        40    (8,490)
   Accounting changes                                                 16,734
   Miscellaneous                                   (429)    (4,400)   (3,624)
Changes in operating assets and liabilities:
   Receivables                                  (24,194)   (13,362)   27,949
   Inventories and prepaid expenses               9,145     (3,018)   (1,250)
   Trade accounts payable and accrued expenses  (18,533)    33,391   (16,929)
   Income taxes and interest                        403     (7,915)   (1,545)
Total From Operations                             1,797     42,873    33,862


INVESTING
Capital expenditures                             (9,180)   (14,318)   (9,925)
Purchases of businesses                          (3,387)              (2,297)
Long-term investments                            (1,143)       (34)   (1,966)
Sales of operations                               2,716      7,453     9,103
Marketable securities                             1,771    (22,888)  (14,963)
Property, plant, and equipment disposals            300        474       619
Notes receivable                                    100      1,909     2,122
Total Used For Investing                         (8,823)   (27,404)  (17,307)


FINANCING
Dividends paid                                  (10,956)   (10,992)  (10,997)
Treasury stock purchased                         (2,632)    (5,563)
Debt payments                                    (2,309)    (2,475)   (2,648)
Stock options exercised                           1,569      1,395     1,785
Borrowing                                                      198     8,497
Total Used For Financing                        (14,328)   (17,437)   (3,363)


CASH AND EQUIVALENTS
(Decrease) increase                             (21,354)    (1,968)   13,192
Beginning of year                                25,491     27,459    14,267
End Of Year                                    $  4,137    $25,491  $ 27,459

See notes to consolidated financial statements.

ANNUAL REPORT PAGE 19

INDUSTRY SEGMENT DATA


                         Power     Water     Lynx
                       Systems   Control     Golf   Others Corporate    Total
(Thousands)

Year Ended March 31, 1994
Net sales             $462,049  $246,465  $39,284  $37,890           $785,688
Operating (loss)
  profit               (31,699)   22,095  (14,424)   1,920            (22,108)
Corporate expense                                                      (1,368)
Loss before
  income taxes                                                        (23,476)
Identifiable assets    122,021   124,042   48,482   27,264  $126,084  447,893
Capital expenditures     1,599     3,923    2,244    1,201       213    9,180
Depreciation and
  amortization           3,063     3,623    1,631    1,662       708   10,687


Year Ended March 31, 1993
Net sales             $351,053  $232,393  $39,626  $46,769           $669,841
Operating profit
  (loss)                10,495    21,549   (3,124)   4,023             32,943
Corporate income                                                        7,885
Income before
  income taxes                                                         40,828
Identifiable assets    139,592   109,659   54,642   31,113  $155,172  490,178
Capital expenditures     4,373     4,491    2,601    2,386       467   14,318
Depreciation and
  amortization           3,343     3,498    1,367    1,782       659   10,649


Year Ended March 31, 1992
Net sales             $270,927  $253,755  $24,789  $47,061           $596,532
Operating profit
  (loss)                 4,628    21,265   (7,271)  (2,702)            15,920
Corporate income                                                        2,102
Income before
  income taxes                                                         18,022
Identifiable assets    124,161   118,027   41,477   35,054  $122,413  441,132
Capital expenditures     2,715     4,282      744    2,761       195   10,697
Depreciation and
  amortization           3,412     4,399    1,310    1,737       681   11,539

See notes to consolidated financial statements.

ANNUAL REPORT PAGE 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation   The financial statements include the accounts of the
Company and its subsidiaries after elimination of significant intercompany transactions and accounts with reclassification of certain amounts to conform with the current year presentation.

Investments   Marketable and irrevocable trust securities are available-for-
sale and are carried at their estimated fair value (carried at cost before March 1994) with unrealized gains and losses included in stockholders' equity as a component of retained earnings. Debt securities maturing within three months of purchase are cash equivalents. Certificates of deposit and notes receivable are carried at cost with interest recognized as it accrues. The sales-type lease represents the present value of future minimum rental payments. Business ventures are accounted for by the equity method, or carried at cost if less than 20% of the stock is owned.

Engineering and Construction Contracts   Revenue and costs on long-term
contracts are recognized by the cost-to-cost percentage-of-completion method, commencing when progress is sufficient to determine earnings with reasonable accuracy, based on estimates of total sales value and cost at completion. Earnings adjustments arising from changes in estimates are recognized currently. Estimated losses are recorded when identified.

Inventories   Inventories are valued at the lower of cost, which includes material, labor, and manufacturing overhead, or market.

Properties   Property, plant, and equipment are stated at cost.  Depreciation and amortization of properties are provided over their estimated useful lives by the straight-line method.

Foreign Currency Translation   Translation adjustments of foreign
subsidiaries, whose local currencies are their functional currencies, are included in stockholders' equity as a component of retained earnings.

Earnings Per Share   Earnings per share are based on net income or loss and
the average shares of common stock and dilutive stock options outstanding during the year (1994 - 12,438,000; 1993 - 12,521,000; 1992 - 12,606,000).

Financial Instrument Fair Values   No class of instrument has a significant
difference between its carrying value and estimated fair value based on market quotations, projected cash flows, and other estimating methods.

ANNUAL REPORT PAGE 20

Changes In Accounting Principles   Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which reduced fiscal 1994 stockholders' equity by $1,241,000. In fiscal 1992, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which reduced earnings by $26,709,000, less income taxes of $10,550,000, ($1.29 per share) and SFAS No. 109, "Accounting for Income Taxes," which reduced earnings by $575,000 ($.04 per share).


INDUSTRY SEGMENT DATA
The Power Systems segment designs, constructs, and operates alternate energy and combined-cycle power plants, designs steam generators and waste heat energy recovery and incineration systems, and produces equipment and fans to control emissions of solid particulate and gaseous pollutants. The segment's major construction contracts generally are with project financed entities with credit extended based on the financing without collateral. Sales to individual customers amounting to more than 10% of consolidated sales were:
1994 - $192,456,000; 1993 - $77,957,000 and $68,853,000; 1992 - $78,945,000.
   The Water Control segment manufactures and constructs a wide variety of systems and products used in nonresidential construction and by government agencies, among others, to control and treat water and wastewater. Lynx Golf manufactures and distributes golf clubs and accessories to country club professionals, golf specialty shops, and distributors. These products and systems are marketed by the Company's sales organizations and through factory sales offices and independent representatives and agents. Credit is extended based on evaluations of customers' financial condition.
   Industry segment operating profit is net sales less operating costs and certain corporate administrative expenses, allocated to the segments in relation to their sales, payrolls, and assets, and excludes interest expense. Corporate amounts include gains from sales of businesses, investment income, unallocated administrative expenses, and interest expense. Corporate assets consist principally of cash and equivalents, short-term marketable securities, long-term investments, and corporate headquarters and rental properties.

ANNUAL REPORT PAGE 21

UNUSUAL ITEMS, COMMITMENTS AND CONTINGENCIES

UNUSUAL ITEMS

Year Ended March 31                              1994        1993        1992
(Thousands)

Litigation                                    $38,902     $ 8,793
Plant closings and asset write-offs            23,000                 $14,700
Doubtful account (recovery) provisions         (8,363)                 10,169
Prior year state income tax settlement                     (4,614)
Sales of businesses                                        (4,563)     (2,405)
                                              $53,539     $  (384)    $22,464

The litigation charge was recognized as the result of a jury verdict against the Company in connection with a contract to construct an agricultural waste-burning power plant and includes $9,747,000 for the write-off of accounts receivable and legal costs (1994-$2,655,000; 1993-$8,793,000). If all issues are lost on the appeal which is being aggressively pursued, additional charges could reach $18,000,000.
   In fiscal 1994, a decision was made to close the Energy Division manufacturing facilities because of uncompetitive costs and certain other assets were written off. The $8,400,000 of probable cash expenditures and $14,600,000 in asset write-downs charged to the industry segments were: Power Systems - $20,300,000; Lynx Golf - $860,000; Other - $1,840,000. In fiscal
1992, the $14,700,000 principally represented the revaluation of assets and excess operating costs of nonstrategic businesses associated with Water Control operations ($9,472,000) and Other segment operations ($3,676,000).
One Water Control business was sold in fiscal 1993 and the Other segment business (fiscal 1993 sales - $11,123,000) was sold effective with the beginning of fiscal 1994.
   The Water Control segment sold Permutit and Vinylplex (fiscal 1993 sales - $16,519,000) in the fourth quarter of fiscal 1993 for cash ($7,992,000) and a ninety-day note ($1,900,000) and, in fiscal 1992, it sold Lamar for cash ($5,251,000) and a note ($1,900,000) which was paid in fiscal 1993. Operating profits of the businesses were nominal. It also sold a product line effective April 1991 and purchased slightly larger plumbing products businesses in May 1991 and December 1993.
   In fiscal 1994, the Power Systems segment recovered one of the accounts receivable it wrote off in fiscal 1992. Also in fiscal 1994, the revaluation of net deferred tax assets because of a tax law change reduced the net loss by $.15 per share. The unusual income tax settlement item is the reversal of previously accrued interest and an associated income tax adjustment amounted to $.14 per share in fiscal 1993.

ANNUAL REPORT PAGE 21

   In the normal course of business, financial and performance guarantees are made in connection with major engineering and construction contracts and a liability is recognized when a probable loss occurs. Also, there are various claims, legal, and environmental proceedings which management believes will have no material effect on the Company's financial position or results of operations when they are resolved.
   Outstanding letters of credit amount to $19,387,000.



FINANCIAL INSTRUMENTS
                                                 Unrealized
March 31, 1994                     Cost       Gain         Loss     Fair Value
(Thousands)

Statement Classification
Cash and equivalents            $   123                                $   123
Marketable securities            63,381       $ 11       $2,096         61,296
Other current assets              1,847         17            4          1,860
Investments                      15,507        140           36         15,611
                                $80,858       $168       $2,136        $78,890

Investment Type
Certificates of deposit         $   301                                $   301
Debt securities:
   United States Treasury         8,788                  $    6          8,782
   States and subdivisions       33,135       $155          565         32,725
   Tax exempt bond funds         28,675         13            7         28,681
   Mortgage-backed                9,959                   1,558          8,401
                                $80,858       $168       $2,136        $78,890

The certificates of deposit and United States Treasury securities are pledged in lieu of providing construction performance surety bonds. Debt securities mature within three years except for mortgage-backed instruments maturing in various subsequent years. The values for marketable securities at March 31, 1993 were: cost - $64,599; market - $65,379; carrying - $65,152.


ACCOUNTS RECEIVABLE


(Thousands)

At March 31, 1994 accounts receivable include retainage on long-term contracts expected to be collected in fiscal 1995 - $4,438 and 1996 - $84. Allowances deducted are: 1994 - $6,203; 1993 - $13,915.

ANNUAL REPORT PAGE 21

INVENTORIES AND CONTRACTS IN PROGRESS

March 31                                                  1994           1993
(Thousands)

Finished products                                      $44,208        $45,897
Work in process                                         16,390         22,612
Raw materials and supplies                              13,386         16,763
Contracts in progress                                   12,395          7,066
                                                       $86,379        $92,338

Last-in, first-out (LIFO) method                            71%            62%
First-in, first-out (FIFO) method                           29             38

Inventory increase if only the FIFO method, which
approximates replacement costs, had been used          $13,295        $13,285

PROPERTY, PLANT, AND EQUIPMENT

March 31                                                  1994           1993
(Thousands)

Land and land improvements                            $  7,297       $  7,552
Buildings and leasehold improvements                    35,723         46,834
Machinery and equipment                                 95,761        108,005
                                                       138,781        162,391
Depreciation and amortization                           81,778         91,968
                                                      $ 57,003       $ 70,423

INVESTMENTS

March 31                                                  1994           1993
(Thousands)

Irrevocable trust securities for nonqualified
   pension, deferred compensation, and
   other employee plans                                $15,611        $14,821
Notes receivable                                         8,180          2,162
Sales-type lease                                         7,843          7,997
Business ventures                                        3,786         10,100
Other                                                      538            816
                                                       $35,958        $35,896

ANNUAL REPORT PAGE 22

DEBT AND LINE OF CREDIT
Payment of the unsecured note is guaranteed by the lessee under a sales-type lease. The unsecured 5 3/4% Convertible Subordinated Debentures due November 1994 are convertible into common stock at $14.25 per share, are redeemable at the Company's option, and are subordinated to other long-term debt. The nonrecourse note was canceled on collection of a construction contract receivable.
   The Company has a $75,000,000 three-year commitment, annually extendable for one year by mutual agreement until March 2000, from a group of banks for revolving credit loans with interest, at the Company's election, at the agent bank's prime rate, or based on quoted bid rates for certificates of deposit or the London interbank market rate. One-half of the commitment may be used for letters of credit.
   Certain agreements contain restrictive covenants pertaining to the maintenance of working capital and net worth and limit certain indebtedness.

LONG-TERM OBLIGATIONS

March 31                                                 1994             1993
(Thousands)

Unsecured note - 8.46% interest                       $ 7,493          $ 7,811
Notes secured by various
   properties - 2% to 5% interest                       4,563            5,811
Nonrecourse note - prime rate interest                                   5,000
Capital lease obligations                                 915            1,364
5 3/4% Convertible Subordinated Debentures                835              948
                                                       13,806           20,934
Less current portion                                    2,834            2,240
                                                      $10,972          $18,694

Year Ended March 31                    1994              1993             1992
(Thousands)

Interest incurred                    $3,334            $2,406           $2,857
Interest paid                         1,603             5,366            1,660

Long-term obligation principal payments due in future fiscal years: 1995 - $2,834; 1996 - $1,623; 1997 - $1,544; 1998 - $1,424; 1999 - $949; thereafter -
$5,453.

ANNUAL REPORT PAGE 22

RETIREMENT OBLIGATIONS
Substantially all employees are covered by noncontributory Company sponsored or multiemployer defined benefit plans. Generally those in collective bargaining groups are provided benefits of stated amounts for each year of service, while benefits for others are based on years of service and the five highest years' compensation in the ten years prior to retirement, or compensation at retirement. Funding of Company sponsored plans, invested primarily in listed stocks and bonds and cash equivalents, is the minimum required by law and additional amounts as deemed appropriate from time to time. Contributions to multiemployer plans are related to hours worked or compensation levels.
   The Company provides postretirement medical and death benefits for certain retirees and their spouses from unfunded plans. Employees participating in the primary pension plan on December 31, 1986, or in other plans through various dates ending in 1989, are eligible for these benefits. The Company also sponsors defined contribution plans.

FUNDING STATUS
March 31                        1994                          1993
                        Pension Plans Medical Pension Plans Medical Over Under And Life Over Under And Life
                      Funded    Funded     Plans    Funded   Funded     Plans
(Thousands)

Actuarial present
value of benefits:
   Vested           $ 69,483  $ 25,363  $ 22,664  $ 78,325  $ 9,405  $ 22,288
   Nonvested             424       402     6,663     2,636       48     9,024
   Accumulated        69,907    25,765    29,327    80,961    9,453    31,312
   Salary increases    8,264     1,617              10,853       91
   Projected          78,171    27,382    29,327    91,814    9,544    31,312
Plans' assets        121,657    16,932             128,798    1,277
Asset excess
  (deficiency)        43,486   (10,450)  (29,327)   36,984   (8,267)  (31,312)
Unrecognized:
   Net (gain) loss   (23,136)    2,105      (966)  (18,161)   1,359     2,267
   Initial asset      (4,092)     (187)             (5,440)      (9)
   Prior service cost   (329)     (805)                456       73
Minimum liability               (1,958)                      (1,528)
Prepaid (accrued)
  cost              $ 15,929  $(11,295) $(30,293) $ 13,839  $(8,372) $(29,045)

ANNUAL REPORT PAGE 22

COSTS
Company Defined Benefit Plans
                               Pension                    Medical And Life
Year Ended March 31     1994      1993      1992      1994     1993      1992
(Thousands)

Service cost         $ 3,339   $ 3,194   $ 2,920    $  541   $  565    $  488
Interest               7,360     7,176     7,149     2,240    2,213     2,095
Termination benefits   2,652                           142
Curtailment (gain)
  loss                (1,112)                           63
Return on assets     (13,888)  (13,516)  (19,944)
Other                  3,031     3,099     9,639                 78
Net expense
  (income)           $ 1,382   $   (47)  $  (236)   $2,986   $2,856    $2,583

Other Plans

Year Ended March 31               1994                1993               1992
(Thousands)

Multiemployer                   $2,535              $3,397             $2,861
Defined contribution               341                 272                242

ACTUARIAL ASSUMPTIONS

Year Ended March 31                  1994              1993              1992
Obligation discount                  7.25%             7.25%              7.5%
Compensation increase         4.35 to 7.5       4.35 to 7.5       4.6 to 7.75
Asset long-term return                9.0               9.0               9.0
Health care cost trend rate          13.0              13.5              14.0

The accumulated medical and life plan obligation is attributable to:
retirees - 56%; fully-eligible employees - 21%; other active employees - 23%. The assumed medical care cost trend rate declines 1/2% each year to 5.25% in 2010. A 1% greater rate would increase the accumulated obligation by $3,555 and the annual expense by $441.
   Most of the termination benefits and curtailment gain relate to union and nonunion employees and are part of the fiscal 1994 plant closing costs. They changed the funded status of one pension plan from overfunded to marginally underfunded.

ANNUAL REPORT PAGE 23

STOCKHOLDERS' EQUITY
There are 1,997,000 shares of unreserved authorized preferred stock. At March 31, 1994, common stock has been reserved for the conversion of debentures (59,000 shares) and for the exercise of stock options (1,447,000 shares).
   Three million shares of Second Series Junior Participating Preferred Stock ($1.00 par value, $2.00 liquidation preference to common stock, redeemable at the greater of $260 or four times the current common stock market price) are reserved for issuance on exercise of rights attached to outstanding common stock. The rights may be redeemed at $.025 per right and expire in May 1996. If 20% or more of the Company's common stock becomes beneficially owned by a person or group, or if an exchange or tender offer which would result in 30% or more ownership is commenced, the rightholders, except such beneficial owners, may purchase one-quarter share of the preferred stock at $65 per share. If other triggering events constituting a change in control occur, the same rightholders may, for $65, purchase shares of either the Company's or the acquirer's common stock at one-half its market value.
   The Company's stock option plan provides for granting either nonqualified or incentive stock options to key employees to purchase no earlier than six months after the grant date shares of common stock at its market value on the grant date. Another plan provides for the annual distribution of a nonqualified option for 1,000 shares of common stock, at its market value on the distribution date, to each director who is not employed by the Company.
   Outstanding options expire on dates from April 1994 to August 2003. In lieu of cash, common stock was received and distributed on exercise of certain stock options.

ANNUAL REPORT PAGE 23

STOCK OPTIONS

                                           Shares       Option Price Per Share
(Thousands of Shares)

Year Ended March 31, 1994
Granted                                       131           $32.75  -  $37.25
Exercised                                      94            21.125 -   28.75
Canceled                                        5                       37.25
At year end:
   Outstanding                                703            21.125 -   45.375
      Average                                                           35.43
   Exercisable                                366            21.125 -   45.375
   Available for grant                        744

Year Ended March 31, 1993
Granted                                       159           $30.125 -  $35.00
Exercised                                      59            21.125 -   34.50
Canceled                                       10            28.75  -   41.00
At year end:
   Outstanding                                671            21.125 -   45.375
      Average                                                           33.27
   Exercisable                                309            21.125 -   45.375
   Available for grant                        870

Year Ended March 31, 1992
Granted                                       149           $33.00  -  $37.00
Exercised                                      90            17.50  -   28.75
Canceled                                        4            21.125 -   28.75

STOCK EXCHANGED

Year Ended March 31                          1994           1993          1992
(Thousands)

Options exercised                              42             18            29
Shares received and distributed:
   Number                                      30             11            18
   Market value                              $884           $404          $657
Additional shares issued                       12              7            11
Charge to retained earnings                  $248           $ 41          $101

ANNUAL REPORT PAGE 23

RETAINED EARNINGS COMPONENTS

March 31                                    1994           1993          1992
(Thousands)

Investment unrealized loss              $ (1,241)
Pension minimum liability                 (1,007)      $   (884)     $   (574)
Currency translation                      (1,288)          (908)         (219)
Retained earnings                        187,206        212,275       195,789


INCOME TAXES

NET DEFERRED TAX ASSET COMPONENTS

March 31                                                   1994          1993
(Thousands)

Retirement obligations                                  $14,200       $12,220
Litigation                                                9,550
Plant closings                                            6,850         1,750
Insurance                                                 5,480         5,470
Engineering and construction contracts                    4,830         3,400
Allowance for doubtful accounts                           4,410         5,470
Warranties                                                4,000         4,440
Deferred compensation                                     1,750         1,540
State income taxes                                          290           390
Miscellaneous                                             2,840         1,100
                                                         54,200        35,780
Valuation allowance                                        (680)         (150)
Depreciation and amortization                            (5,770)       (6,800)
                                                        $47,750       $28,830

TAXES PAID

Year Ended March 31                         1994           1993          1992
(Thousands)
                                          $9,357        $13,405       $17,355

ANNUAL REPORT PAGE 23

PROVISIONS

Year Ended March 31                         1994           1993          1992
(Thousands)

Current federal                         $  6,770        $12,810       $11,870
Current state                              1,630          3,160         3,130
Prior year state tax settlement                          (2,670)
                                           8,400         13,300        15,000
Deferred federal                         (14,890)           270        (7,050)
Deferred state                            (1,260)          (230)       (1,440)
Deferred tax rate change                  (1,850)
                                         (18,000)            40        (8,490)
                                        $ (9,600)       $13,340       $ 6,510

TAX RATE RECONCILEMENT

Year Ended March 31                         1994           1993          1992
Federal statutory rate                     (35.0)%         34.0%         34.0%
Tax exempt investment income                (4.6)          (2.5)         (6.1)
State income taxes, net
   of federal tax benefit                   (4.0)           4.8           5.5
Deferred tax valuation allowance             2.3
Prior year state tax settlement                            (4.3)
Miscellaneous                                 .4             .7           2.7
Effective rate                             (40.9)%         32.7%         36.1%

                           EXHIBIT 21 - SUBSIDIARIES

                                                          State or Other
                                                           Jurisdiction
       Subsidiary                                        of Incorporation

Cosco Fire Protection, Inc. -A                            California
Environmental Energy Company                              California
Firetrol Protection Systems, Inc.                         Utah
Gary Concrete Products, Inc. -A                           Georgia

HL Capital Corp.                                          California
Lynx Golf, Inc.                                           California
Lynx Golf (Canada) Ltd. -B                                Ontario, Canada
Lynx Golf (Scotland) Limited -B                           United Kingdom

National Energy Production Corporation                    Washington
National Energy Production Corporation of Canada, Ltd.    Ontario, Canada
  La Corporation D'Energie Production Nationale
    Du Canada, Ltee. -C
Nuevo Camino Constructors Co.                             California
Operational Energy Corp. -C                               California

Sharyn Steam, Inc.                                        California
Zurn Constructors, Inc.                                   California
Zurn Export, Inc.                                         U.S. Virgin Islands
Zurn Industries Limited                                   Ontario, Canada
Zurco, Inc.                                               Delaware

A-Subsidiary of Zurn Constructors, Inc.
B-Subsidiary of Lynx Golf, Inc.
C-Subsidiary of National Energy Production Corporation

                 EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 No. 33-19103 pertaining to the 1986 Stock Option Plan, the Registration Statement on Form S-8 No. 33-30383 pertaining to the 1989 Directors Stock Option Plan, and the Registration Statement on Form S-8 No. 33-49224 pertaining to the 1991 Stock Option Plan of Zurn Industries, Inc. of our report dated May 19, 1994 included in Item 8 with respect to the consolidated financial statements and financial statement schedules incorporated by reference or included in the Annual Report on Form 10-K of Zurn Industries, Inc.

/s/ Ernst & Young


Erie, Pennsylvania
June 27, 1994