Form 10-Q
period 1994-06-30
ZURN INDUSTRIES INC
filed 1994-08-12
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1994

___        Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
           For the Transition Period From ___________ To __________


                         Commission File Number 1-5502


                             ZURN INDUSTRIES, INC.
                                                                 IRS Employer
  State of                        Address and                   Identification
Incorporation                  Telephone Number                     Number
Pennsylvania                    One Zurn Place                   25-1040754
                           Erie, Pennsylvania  16505
                                 814-452-2111



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
         August 5, 1994 -- Common Stock, $.50 Par Value -- 12,330,158

                        PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)

                                                       June 30,     March 31,
                                                         1994         1994
                                    Assets

Current assets
  Cash and equivalents                                 $  4,011     $  4,137
  Marketable securities                                  50,246       61,296
  Accounts receivable                                   137,333      132,328
  Inventories
    Finished products                                    43,502       44,208
    Work in process                                      17,288       16,390
    Raw materials and supplies                           12,375       13,386
    Contracts in process                                  6,993       12,395
                                                         80,158       86,379
  Deferred income taxes                                  41,880       41,880
  Other current assets                                    6,135        5,642
Total current assets                                    319,763      331,662

Property, plant, and equipment                          140,066      138,781
Less allowances for depreciation
  and amortization                                       83,494       81,778
                                                         56,572       57,003

Investments                                              35,700       35,958
Other assets                                             23,838       23,270

                                                       $435,873     $447,893

                     Liabilities and Stockholders' Equity

Current liabilities
  Trade accounts payable                               $ 40,805     $ 47,948
  Other current liabilities                             119,000      123,198
Total current liabilities                               159,805      171,146

Long-term obligations                                    10,413       10,972

Retirement obligations                                   45,045       44,192

Stockholders' equity
  Common stock                                            6,285        6,285
  Other stockholders' equity                            214,325      215,298
                                                        220,610      221,583

                                                       $435,873     $447,893

See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                                         Three Months Ended
                                                               June 30
                                                         1994         1993

Net sales                                              $114,385     $288,776

Cost of sales                                            90,992      253,462
Marketing and administration                             21,168       23,113
Unusual item                                                          38,902
Interest income                                          (1,172)      (1,104)
Interest expense                                            978          520
Other income                                               (525)        (379)

Income (loss) before income taxes                         2,944      (25,738)

Income tax expense (benefit)                              1,000       (9,110)

Net income (loss)                                      $  1,944     $(16,628)

Earnings (loss) per share                                  $.16       $(1.34)

Average shares outstanding                               12,409       12,452

Cash dividends declared
  per common share                                         $.22         $.22

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)

                                                         Three Months Ended
                                                               June 30
                                                         1994         1993
Operations
  Net income (loss)                                    $  1,944     $(16,628)
  Operating assets and liabilities                      (10,142)      (9,004)
  Depreciation and amortization                           2,424        2,702
  Litigation                                                          35,370
  Deferred income taxes                                              (12,360)
  Miscellaneous                                            (132)          43
                                                         (5,906)         123
Investing
  Marketable securities                                  10,389       (9,910)
  Capital expenditures                                   (2,322)      (3,349)
  Long-term investments                                     758         (297)
  Sales of operations                                        71        2,087
  Miscellaneous                                             204           52
                                                          9,100      (11,417)
Financing
  Dividends paid                                         (2,732)      (2,737)
  Debt payments                                            (621)        (719)
  Stock options exercised                                    33          696
                                                         (3,320)      (2,760)
Cash and equivalents
  Decrease                                                 (126)     (14,054)
  Beginning of year                                       4,137       25,491
  End of period                                        $  4,011     $ 11,437

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the three months ended
June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

Earnings per share are based on net income or loss and the average shares of common stock and dilutive stock options outstanding during the period.

The unusual item is $2.00 per share as a result of a jury verdict in connection with a power plant construction contract and related legal costs. If all issues are lost on the appeal which is being aggressively pursued, additional charges could reach $22,100,000, including interest which is not being accrued.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
The liquid assets decline during the quarter was primarily attributable to the use of cash by operations, capital expenditures, and the payment of dividends to stockholders. Other than the collection of receivables from the higher level of Lynx Golf sales in the prior quarter, most of the other changes in operating assets and liabilities were associated with construction contract activities, particularly in the Power Systems segment. Despite these changes, the Company's working capital was not affected and the current ratio returned to its 2.0 to 1 historical level.

The litigation disclosed in the notes to consolidated financial statements is not expected to have a future material effect on the Company's financial position. However, if all issues which led to the unusual litigation provision are lost on appeal, the resulting cash expenditure could be more than $33,000,000 net of the ensuing income tax payment reductions.

Results of Operations
Sales by the Company's industry segments were as set forth below.

                                                    Three Months Ended June 30
                                                      1994              1993
                                                           (Thousands)
Power Systems                                       $ 36,510          $208,400
Water Control                                         61,108            61,474
Lynx Golf                                              7,322             9,729
Others                                                 9,445             9,173
                                                    $114,385          $288,776

The Power Systems segment revenue decline reflects the decline in the United States market and the related lower level of new order activity experienced for more than a year. Working from a substantially higher beginning backlog, last year's revenues reflected major equipment installations and a higher level of construction activity for power generation projects. The Water Control segment's 16% increase in sales of plumbing products was offset by lower revenues from the installation of fire protection sprinkler systems and water resource construction projects. Lynx Golf sales were below last year which benefited from the introduction of new metal woods.

The higher gross profit margin is primarily attributable to the lower percentage of total sales contributed by the Power Systems segment. Other factors included cost reductions in the Lynx Golf and fire protection sprinkler systems businesses and margin gains on plumbing products.

The unusual item is described in the notes to financial statements. The low effective income tax rate results from tax exempt investment income being a more significant component of pretax income this year.

The Company's backlog of unfilled orders by industry segment was as follows:

                                             June          March          June
                                             1994          1994           1993
                                                        (Millions)
Power Systems                                $144          $159           $232
Water Control                                  58            69            126
Lynx Golf                                       2             5              7
Others                                         10            11             13
                                             $214          $244           $378

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The exhibits listed in the Exhibit Index to this report on Form 10-Q are incorporated herein by reference.

Reports on Form 8-K
April 19, 1994 incorporating a news release announcing the Company will discontinue manufacturing operations at the Zurn Energy Division and record a fourth quarter charge.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ZURN INDUSTRIES, INC.
                                             (Registrant)



August 9, 1994                               /s/ Dennis Haines
                                             Dennis Haines
                                             General Counsel and Secretary



August 9, 1994                               /s/ John E. Rutzler III
                                             John E. Rutzler III
                                             Vice President-Controller

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

     Zurn Industries, Inc. Deferred Compensation Plan for         Incorporated
     Salaried Employees filed as Exhibit 19F to Form 10-Q         by reference
     for the quarter ended June 30, 1989

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

     Incentive Compensation Plan filed as Exhibit 10A to Form     Incorporated
     10-K for the year ended March 31, 1994                       by reference

11   Statement Re Computation of Per Share Earnings

     Computation of Earnings Per Share

                EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                     (Thousands Except Per Share Amounts)

                                                           Three Months Ended
                                                                June 30
                                                             1994      1993
Primary Earnings Per Share
Net income (loss)                                          $ 1,944   $(16,628)
Preferred stock dividends                                        1          1

                                                           $ 1,943   $(16,629)

Shares outstanding
  Weighted average common shares                            12,407     12,452
  Net common shares issuable on                                        Anti-
    exercise of stock options                                    2   dilutive
  Average common shares outstanding
    as adjusted                                             12,409     12,452

Primary earnings (loss) per share                             $.16     $(1.34)


Fully Diluted Earnings Per Share
Net income                                                 $ 1,944        A
Interest on convertible debentures,                              7        n
  net of applicable income taxes                           $ 1,951        t
                                                                          i
                                                                          d
                                                                          i
Shares outstanding                                                        l
  Average common shares as adjusted                                       u
    for primary computation                                 12,409        t
  Common shares issuable if the                                           i
    preferred stock and convertible                                       v
    debentures were converted at                                          e
    the beginning of the year                                   42
  Additional common shares issuable
    on exercise of stock options                                 3
  Average common shares outstanding
    as adjusted                                             12,454

  Fully diluted earnings per share                            $.16