Form 10-Q
period 1994-09-30
ZURN INDUSTRIES INC
filed 1994-11-10
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended September 30, 1994

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
                                 814-452-2111



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
        November 9, 1994 -- Common Stock, $.50 Par Value -- 12,340,648

                        PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)

                                                 September 30,     March 31,
                                                     1994            1994
                                    Assets

Current assets
  Cash and equivalents                              $ 12,402        $  4,137
  Marketable securities                               57,841          61,296
  Accounts receivable                                115,101         132,328
  Inventories
    Finished products                                 43,322          44,208
    Work in process                                   18,088          16,390
    Raw materials and supplies                        13,551          13,386
    Contracts in process                               5,874          12,395
                                                      80,835          86,379
  Deferred income taxes                               41,880          41,880
  Other current assets                                 6,629           5,642
Total current assets                                 314,688         331,662

Property, plant, and equipment                       140,587         138,781
Less allowances for depreciation
  and amortization                                    84,649          81,778
                                                      55,938          57,003

Investments                                           34,727          35,958
Other assets                                          24,429          23,270

                                                    $429,782        $447,893

                     Liabilities and Stockholders' Equity

Current liabilities
  Trade accounts payable                            $ 39,940        $ 47,948
  Other current liabilities                          115,421         123,198
Total current liabilities                            155,361         171,146

Long-term obligations                                 10,245          10,972

Retirement obligations                                45,610          44,192

Stockholders' equity
  Common stock                                         6,285           6,285
  Other stockholders' equity                         212,281         215,298
                                                     218,566         221,583

                                                    $429,782        $447,893

See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                    Three Months Ended      Six Months Ended
                                       September 30           September 30
                                      1994      1993         1994      1993


Net sales                           $112,169  $215,493     $226,554  $504,269

Cost of sales                         86,694   186,031      177,686   439,493
Marketing and Administration          22,502    23,587       43,670    46,700
Unusual items                                   (1,363)                37,539
Interest income                       (1,160)   (1,194)      (2,332)   (2,298)
Interest expense                       1,083       484        2,061     1,004
Other income                            (702)     (517)      (1,227)     (896)

Income (loss) before income taxes      3,752     8,465        6,696   (17,273)

Income tax expense (benefit)           1,280     1,640        2,280    (7,470)

Net income (loss)                   $  2,472  $  6,825     $  4,416  $ (9,803)

Earnings (loss) per share               $.20      $.55         $.36     $(.79)

Average shares outstanding            12,340    12,461       12,374    12,456

Cash dividends declared
  per common share                      $.22      $.22         $.44      $.44

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)

                                                          Six Months Ended
                                                            September 30
                                                         1994         1993
Operations
  Net income (loss)                                    $ 4,416      $ (9,803)
  Operating assets and liabilities                       6,846         8,532
  Depreciation and amortization                          4,859         5,278
  Litigation                                                          31,845
  Deferred income taxes                                              (14,470)
  Plant closing and asset write-offs                                   6,402
  Miscellaneous                                           (346)         (193)
                                                        15,775        27,591
Investing
  Capital expenditures                                  (4,075)       (6,097)
  Marketable securities                                  2,597       (30,303)
  Long-term investments                                  1,756          (581)
  Sales of operations                                      218         2,162
  Miscellaneous                                            230           117
                                                           726       (34,702)
Financing
  Dividends paid                                        (5,462)       (5,480)
  Treasury stock                                        (1,926)
  Debt payments                                           (881)       (1,004)
  Stock options exercised                                   33           916
                                                        (8,236)       (5,568)
Cash and equivalents
  Increase (decrease)                                    8,265       (12,679)
  Beginning of year                                      4,137        25,491
End of period                                          $12,402      $ 12,812

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the six months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

Earnings per share are based on net income or loss and the average shares of common stock and dilutive stock options outstanding during the period.

Fiscal 1994 unusual items are $38,902,000 ($2.00 per share) in the first quarter as a result of a jury verdict in connection with a power plant construction contract and related legal costs and, in the second quarter, $7,000,000 ($.34 per share) for a plant closing and asset write-offs and benefits of $8,363,000 ($.41 per share) from the recovery of an account receivable previously written off and a net $.12 per share from revaluing net deferred tax assets and increasing the effective tax rate. If all issues are lost on appeal of the jury verdict which is being aggressively pursued, additional charges could reach $22,100,000, including interest which is not being accrued.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Liquid assets, net of valuation allowances, increased $4,810,000 during the six-month period and, at September 30, 1994, they were invested to a greater extent in shorter-term debt instruments classified as cash equivalents rather than as marketable securities. Other than the collection of receivables from the higher level of Lynx Golf sales in last year's fourth quarter, most of the other changes in operating assets and liabilities were associated with construction contract activities, particularly in the Power Systems segment. Despite these changes, the Company's working capital was not significantly affected and the current ratio returned to its 2.0 to 1 historical level.

The litigation disclosed in the notes to consolidated financial statements is not expected to have a future material effect on the Company's financial position. However, if all issues which lead to the unusual litigation provision are lost on appeal, the resulting cash expenditure could be more than $33,000,000 net of the ensuing income tax payment reductions.

Results of Operations
Sales by the Company's industry segments were as set forth below.

                                    Three Months Ended      Six Months Ended
                                       September 30           September 30
                                      1994      1993         1994      1993
                                                   (Thousands)
Power Systems                       $ 35,182  $128,396     $ 71,692  $336,796
Water Control                         61,673    68,287      122,781   129,761
Lynx Golf                              5,584     9,486       12,906    19,215
Others                                 9,730     9,324       19,175    18,497
                                    $112,169  $215,493     $226,554  $504,269

The Power Systems segment revenue decline reflects the decline in the United States independent power generation and steam generating equipment markets and the resulting lower level of orders received over the last 18 months. Working from a substantially greater beginning backlog, last year's revenues reflect the higher level of power plant construction activity on projects having larger amounts of major equipment. The Water Control segment's sales of plumbing products for the quarter and six months increased 20% and 18%, respectively, as a result of obtaining a greater market share and price increases. These results were more than offset by lower revenues from water resource construction projects and the installation of fire sprinkler systems as the backlogs of these California-based businesses remain at low levels.

Lynx Golf sales have been negatively impacted by intense marketplace competition while they were bolstered in last year's second quarter by the introduction of new metal woods. Lynx Golf continues to suffer from surplus capacity and, based on the competitive situation in the golf club market, it is not expected to show significant improvement in year-to-year results until the fourth quarter when sales are expected to be stronger based on the planned introduction of a unique new golf club.

The higher gross profit margin is primarily attributable to the lower percentage of total sales contributed by the Power Systems segment. Other factors included margin gains on plumbing products and cost reductions in the Lynx Golf and fire protection sprinkler systems businesses. In last year's second quarter, Lynx Golf included a loss for the disposition of discontinued products. Marketing and administration expense reductions attributable to plant closings and other cost reduction measures generally have been offset by commissions and promotion costs associated with the plumbing products sales increase and the on-going international marketing efforts of the Power Systems segment.

The unusual items and last year's revaluation of net deferred tax assets and effective tax rate change are described in the notes to financial statements. The low effective income tax rate this year results from tax exempt investment income being a more significant component of pretax income.

The Company's backlog of unfilled orders by industry segment was as follows:

                                      September        June         September
                                        1994           1994           1993
                                                    (Millions)
Power Systems                           $116           $144           $149
Water Control                             61             58            101
Lynx Golf                                  2              2              4
Others                                    11             10             12
                                        $190           $214           $266


                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the August 5, 1994 annual meeting of stockholders, votes were cast as follows:

  Election of directors for a term of three years each:

                                           Votes For        Votes Withheld
    William A. Freeman                    10,387,712           131,435
    George H. Schofield                   10,386,007           133,140

  Ratify appointment of auditors
    Votes For     10,427,338        Abstentions     49,111
    Votes Against     42,698        Broker nonvotes    -0-


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

                                             ZURN INDUSTRIES, INC.
                                             (Registrant)



November 10, 1994                            /s/ Dennis Haines
                                             Dennis Haines
                                             General Counsel and Secretary



November 10, 1994                            /s/ John E. Rutzler III
                                             John E. Rutzler III
                                             Vice President-Controller

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

     Indemnity Agreements dated August 14, 1986 with              Incorporated
     E.J. Campbell, A.S. Cartwright, G.H. Schofield,              by reference
     D.W. Wallace, and J.A. Zurn filed as Exhibit 19J to
     Form 10-Q for the quarter ended September 30, 1986

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

     Incentive Compensation Plan filed as Exhibit 10A to Form     Incorporated
     10-K for the year ended March 31, 1994                       by reference

11   Statement Re Computation of Per Share Earnings

     Computation of Earnings Per Share

27   Financial Data Schedule                                      SEC Edgar
                                                                  Filing Only

                EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                     (Thousands Except Per Share Amounts)

                                      Three Months Ended    Six Months Ended
                                         September 30         September 30
                                        1994      1993       1994      1993

Primary Earnings Per Share
Net income (loss)                     $ 2,472    $ 6,825   $ 4,416    $(9,803)
Preferred stock dividends                   1          1         2          2

                                      $ 2,471    $ 6,824   $ 4,414    $(9,805)

Shares outstanding
  Weighted average common shares       12,340     12,461    12,373     12,456
  Net common shares issuable on                    Anti-                Anti-
    exercise of stock options                    dilutive        1    dilutive

  Average common shares outstanding
    as adjusted                        12,340     12,461    12,374     12,456

Primary earnings (loss) per share        $.20       $.55      $.36      $(.79)


Fully Diluted Earnings Per Share
Net income                              2,472        A       4,416        A
Interest on convertible debentures,                  n                    n
  net of applicable income taxes            8        t          15        t
                                                     i       4,431        i
                                        2,480        d                    d
                                                     i                    i
Shares outstanding                                   l                    l
  Average common shares as adjusted                  u                    u
    for primary computation            12,340        t      12,374        t
  Common shares issuable if the                      i                    i
    preferred stock and convertible                  v                    v
    debentures were converted at                     e                    e
    the beginning of the year              60                   51
  Additional common shares issuable
    on exercise of stock options                                 2
  Average common shares outstanding
    as adjusted                        12,400               12,427

  Fully diluted earnings per share       $.20                 $.36