Form 10-Q
period 1994-12-31
ZURN INDUSTRIES INC
filed 1995-02-10
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended December 31, 1994

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
                                 814-452-2111



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
        February 9, 1995 -- Common Stock, $.50 Par Value -- 12,340,648

                        PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)

                                                 December 31,      March 31,
                                                     1994            1994
                                    Assets

Current assets
  Cash and equivalents                             $ 12,070         $  4,137
  Marketable securities                              54,405           61,296
  Accounts receivable                               107,889          132,328
  Inventories
    Finished products                                45,819           44,208
    Work in process                                  13,190           16,390
    Raw materials and supplies                       14,122           13,386
    Contracts in process                              7,877           12,395
                                                     81,008           86,379
  Deferred income taxes                              41,880           41,880
  Other current assets                                5,384            5,642
Total current assets                                302,636          331,662

Property, plant, and equipment                      142,129          138,781
Less allowances for depreciation
  and amortization                                   85,845           81,778
                                                     56,284           57,003

Investments                                          34,118           35,958
Other assets                                         25,135           23,270

                                                   $418,173         $447,893

                     Liabilities and Stockholders' Equity

Current liabilities
  Trade accounts payable                           $ 42,895         $ 47,948
  Other current liabilities                         102,354          123,198
Total current liabilities                           145,249          171,146

Long-term obligations                                 9,793           10,972

Retirement obligations                               46,209           44,192

Stockholders' equity
  Common stock                                        6,285            6,285
  Other stockholders' equity                        210,637          215,298
                                                    216,922          221,583

                                                   $418,173         $447,893

See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                    Three Months Ended     Nine Months Ended
                                       December 31            December 31
                                      1994      1993         1994      1993


Net sales                           $114,531  $142,724     $341,085  $646,993

Cost of sales                         91,770   113,859      269,456   553,352
Marketing and administration          21,601    21,242       65,271    67,942
Unusual items                                                          37,539
Interest income                       (1,539)   (1,041)      (3,871)   (3,339)
Interest expense                         999     1,060        3,060     2,064
Other income                            (357)     (538)      (1,584)   (1,434)

Income (loss) before income taxes      2,057     8,142        8,753    (9,131)

Income tax expense (benefit)             695     3,220        2,975    (4,250)

Net income (loss)                   $  1,362  $  4,922     $  5,778  $ (4,881)

Earnings (loss) per share               $.11      $.40         $.47     $(.39)

Average shares outstanding            12,331    12,441       12,360    12,451

Cash dividends declared
  per common share                      $.22      $.22         $.66      $.66

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)

                                                          Nine Months Ended
                                                            December 31
                                                         1994         1993
Operations
  Net income (loss)                                   $  5,778      $ (4,881)
  Depreciation and amortization                          7,245         7,903
  Operating assets and liabilities                       5,759       (19,359)
  Litigation                                                          34,573
  Deferred income taxes                                              (14,470)
  Plant closing and asset write-offs                                   6,189
  Miscellaneous                                           (638)         (457)
                                                        18,144         9,498
Investing
  Marketable securities                                  8,578       (12,657)
  Capital expenditures                                  (6,701)       (8,121)
  Long-term investments                                 (1,257)         (756)
  Sales of operations                                      382         2,508
  Miscellaneous                                            642           167
                                                         1,644       (18,859)
Financing
  Dividends paid                                        (8,171)       (8,220)
  Treasury stock                                        (1,926)       (2,412)
  Debt payments                                         (1,791)       (1,666)
  Stock options exercised                                   33         1,125
                                                       (11,855)      (11,173)
Cash and equivalents
  Increase (decrease)                                    7,933       (20,534)
  Beginning of year                                      4,137        25,491
End of period                                         $ 12,070      $  4,957

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the nine months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Liquid assets at December 31, 1994 were invested to a greater extent in shorter-term debt instruments classified as cash equivalents rather than as marketable securities. Other than the collection of receivables from the higher level of Lynx Golf sales in last year's fourth quarter, most of the other changes in operating assets and liabilities were associated with construction contract activities, particularly in the Power Systems segment. Despite these changes, the Company's working capital was not significantly affected and the current ratio increased to 2.1 to 1, slightly above its historical level.

The litigation disclosed in the notes to consolidated financial statements is not expected to have a future material effect on the Company's financial position. However, if all issues which lead to the unusual litigation provision are lost on appeal, the resulting cash expenditure could be more than $33,000,000 net of the ensuing income tax payment reductions.

Results of Operations
Sales by the Company's industry segments were as set forth below.

                                    Three Months Ended     Nine Months Ended
                                       December 31            December 31
                                      1994      1993         1994      1993
                                                   (Thousands)
Power Systems                       $ 45,841  $ 66,706     $117,533  $403,502
Water Control                         55,176    59,413      177,957   189,174
Lynx Golf                              4,109     7,117       17,015    26,332
Others                                 9,405     9,488       28,580    27,985
                                    $114,531  $142,724     $341,085  $646,993

The current year decline in Power Systems segment revenue reflects the decline in the United States independent power generation and steam generating equipment markets. Working from a substantially greater beginning backlog, last year's revenues reflect the higher level of power plant construction activity on projects having larger amounts of major equipment. Increased Power Systems activity is not expected until next fiscal year when softness in the domestic power generation market is expected to be partially offset by growth in the international market.

The Water Control segment's sales of plumbing products for the quarter and nine months increased 27% and 21%, respectively, as a result of obtaining a greater market share and price increases in the recovering nonresidential construction market. These results were more than offset by lower revenues from water resource construction projects and the installation of fire sprinkler systems by California-based businesses; however, the water resource construction backlog was increased significantly late in the third quarter by three new contracts totalling over $62 million.

Lynx Golf sales have been negatively impacted by intense marketplace competition while they were bolstered last year in the second quarter by the introduction of new metal woods and in the third quarter from the reduction of specialty inventory items. Lynx Golf continues to suffer from surplus capacity, but the initial market response and early bookings for the new, technically-advanced "Black Cat" line of irons for delivery in this year's fourth quarter and the next fiscal year are encouraging.

The lower third quarter gross profit margin is primarily attributable to lower water resource construction margins and the effect of Lynx Golf's substan-tially reduced sales volume which offset its reductions in compensation costs and enhanced manufacturing efficiencies. Also, Power Systems' earnings last year were particularly strong as several power plant projects were completed with final profitability that was enhanced by achieving performance efficien-cies beyond contract requirements. The higher nine months gross profit margin is the result of the lower percentage of total sales contributed by the Power Systems segment, margin gains on plumbing products, and cost reductions in the Lynx Golf and fire protection sprinkler systems businesses. However, Lynx Golf's operating loss was similar to the prior year which included a loss from the disposition of discontinued products and its future profitability is dependent on the success of the new line of irons.

Marketing and administration expense reductions attributable to plant closings and other cost reduction measures generally have been offset by commissions and promotion costs associated with the plumbing products sales increase and the on-going international marketing efforts of the Power Systems segment.

The unusual items and last year's revaluation of net deferred tax assets are described in the notes to financial statements. The low effective income tax rate this year results from tax exempt investment income being a more significant component of pretax income.

The Company's backlog of unfilled orders by industry segment was as follows:

                                      December      September       December
                                        1994           1994           1993
                                                    (Millions)
Power Systems                           $ 86           $116           $150
Water Control                            124             61             85
Lynx Golf                                 13              2              9
Others                                     9             11             11
                                        $232           $190           $255


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The four civil actions against the Company and two of its subsidiaries which had been filed in the Superior Court of Los Angeles County California in May 1991 by Continental Insurance Company, et al, seeking recovery of $76.5 million in insurance claims arising out of a 1988 building fire was settled for $4.5 million on December 19, 1994 by the Company's insurance carrier without liability to the Company other than its insurance deductible which had been previously expended for legal fees.

In December 1994, the Company paid less than $1 million in settlement of its potential liability to reimburse the United States Environmental Protection Agency (EPA) for amounts expended for preliminary cleanup, development of a Record of Decision, and remedial design at the Millcreek Dumpsite in Erie County, Pennsylvania which is the subject of an EPA Administrative Order pursuant to Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

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

                                             ZURN INDUSTRIES, INC.
                                             (Registrant)



February 10, 1995                            /s/ Dennis Haines
                                             Dennis Haines
                                             General Counsel and Secretary



February 10, 1995                            /s/ John E. Rutzler III
                                             John E. Rutzler III
                                             Vice President-Controller

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

10.1 Supplemental Executive Retirement Plan of Zurn
     Industries, Inc.

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

10.2 Agreement Relating to Employment dated October 17, 1994 with R.R. Womack

     Zurn Industries, Inc. Deferred Compensation Plan for Non-    Incorporated
     Employee Directors filed as Exhibit 19E to Form 10-Q for     by reference
     the quarter ended June 30, 1989

10.3 Zurn Industries, Inc. Deferred Compensation Plan for
     Salaried Employees

10.4 Zurn Industries, Inc. Optional Deferment Plan for
     Incentive Compensation Plan Participants

10.5 Zurn Supplemental Pension Plan

     Indemnity Agreements dated August 14, 1986 with              Incorporated
     E.J. Campbell, A.S. Cartwright, G.H. Schofield,              by reference
     D.W. Wallace, and J.A. Zurn filed as Exhibit 19J to
     Form 10-Q for the quarter ended September 30, 1986;
     dated October 20, 1986 with D.F. Fessler, W.A. Freeman, and C.L. Hedrick filed as Exhibit 19A to Form 10-Q for the quarter ended December 31, 1986 and with J.E.
     Rutzler III filed as Exhibit 10B to Form 10-Q for the quarter ended December 31, 1988; dated January 25, 1993 with W.E. Butler, April 1, 1993 with D. Haines, and
     August 6, 1993 with Z. Baird filed as Exhibit 10A to
     Form 10-Q for the quarter ended June 30, 1993

10.6 Indemnity Agreement dated October 17, 1994 with
     R.R. Womack

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