Form 10-K405
period 1995-03-31
ZURN INDUSTRIES INC
filed 1995-06-27
CIK 109446

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X           Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [Fee Required]
                   For the Fiscal Year Ended March 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $249,898,000 based on the closing sale price per share for the 12,340,648 shares of Common Stock, $.50 par value, outstanding on June 1, 1995 and excluding the value of 2,400 shares of preferred stock which have no quoted market value.

                      Documents Incorporated by Reference
  Portions of Annual Report to Shareholders for the year ended March 31, 1995 incorporated by reference in Parts I and II

  Portions of Proxy Statement dated June 27, 1995 incorporated by reference in
  Part III

                                    PART I

ITEM 1 - BUSINESS

General Development Of Business

Zurn Industries, Inc., a corporation founded in 1900 and incorporated in 1932 together with its subsidiaries (the "Company") designs, constructs, manufactures, markets, and operates in four industry segments: Power Systems; Water Control; Lynx Golf; Mechanical Power Transmission.

Following a decision made in March 1994, the steam generating manufacturing facilities of the Power Systems segment were closed on August 31, 1994 because of uncompetitive costs while marketing, design, and administrative activities continue with subcontracting of production to third parties.

Financial Information About Industry Segments

"Industry Segment Data" on page 17 of the Annual Report to Shareholders for the year ended March 31, 1995 is incorporated herein by reference.

Narrative Description Of Business

"Notes to Consolidated Financial Statements - Zurn Industries, Inc." on page 20 of the Annual Report to Shareholders for the year ended March 31, 1995, excluding the last sentence of the first paragraph and the second and fourth sentences of the second paragraph, is incorporated herein by reference.

Product Class Sales
                                                    Year Ended March 31
Segment And Products                             1995      1994      1993
                                                        (Thousands)
Power Systems
  Power plants and steam generating systems    $146,844  $450,674  $336,593
  Other products                                 14,537    11,375    14,460

Water Control
  Plumbing products                             121,133    99,496    88,051
  Water resource and treatment systems           58,808    85,921    60,416
  Other products                                 52,921    61,048    83,926

Power Systems - Design, engineering, construction, and operation of small- to medium-sized alternate energy and combined-cycle power plants; factory-assembled and field-constructed steam generating systems, waste heat energy recovery systems, economizers, superheaters, spreader stokers, burners, pulverizers, and other auxiliary components; solid, liquid, and gaseous waste incineration systems; acid gas removal systems, mechanical dust collectors, wet scrubbers, fabric filters, heavy-duty dampers, and fans.

Water Control - Plumbing products, including roof, floor, and trench drains, primers, traps, backwater valves, hair, grease, oil, and solids interceptors and recovery systems, cleanouts, off-the-floor fixture supports, service basins, water hammer arrestors, hydrants, floor sinks, ferrous castings, flush valves, shower heads, faucets, and hand dryers for commercial, industrial, and institutional applications; residential, commercial, and industrial pressure reducing and regulating valves, temperature/pressure relief valves, swing-away ball valves, reduced pressure backflow preventers, pressure vacuum breakers, check valves, double check valves, water gravity flow systems; construction of water resource and treatment systems and general construction services for civil, structural, and mechanical piping fields; automatic interior fire protection sprinkler systems; engineered concrete products including precast prestressed concrete bridge components, box beam girders, pilings, panels, support systems, underground wastewater pipe, and modular jail cells.

Lynx Golf - Golf clubs and accessories.

Mechanical Power Transmission - Clutches, heavy-duty overrunning clutches, clutch couplings, torque and overload release clutches, backstops, and Ringspann freewheel clutches; flexible gear and diaphragm couplings, flexible spindle couplings, universal joints, and precision steel forgings.

Segment Status

No new segment or product is being planned or developed which will require the investment of a material amount of the Company's assets, or which otherwise is material.

Sources And Availability Of Raw Materials

The Company's businesses use ferrous and non-ferrous metals, concrete products, plastics, and stainless steel castings purchased from various domestic and foreign suppliers. The sources of supply are adequate and the Company is not substantially dependent upon any one supplier.

Patents And Licenses

The Company owns numerous patents relating to the design and manufacture of its products and systems. From time to time the Company grants licenses to others under certain of its patents and obtains licenses under the patents of others. While the Company considers that, in the aggregate, its patents and licenses are important in the operation of its businesses, it believes that the successful manufacture and sale of its products generally depends more upon its technological know-how and manufacturing and construction skills.

Seasonal Business

The demand for Lynx Golf products is highest in the Company's first and fourth quarters. None of the other industry segments is considered to have significant seasonal business.

Working Capital Requirements

Power plant construction by the Power Systems segment requires significant liquidity to support the performance of contracts involving payment retainage, or letters of credit in lieu thereof, the payment of certain amounts from projects' future cash flows, and loans to and equity investments in projects. Certain products of the Water Control segment are considered standard items and significant amounts of inventory are required to meet rapid delivery requirements of customers. The Lynx Golf segment requires significant amounts of inventory to meet customer demands. There are no special or unusual working capital requirements for the Company's other businesses.

Customer Dependence

None of the industry segments has a customer the loss of which would have a material adverse effect on the segment.

Customer Identity

There are no customers the loss of which would have a material adverse effect on the Company.

Backlog

The backlog of unshipped orders was as follows:
                                                            March 31
                                                      1995           1994
                                                          (Thousands)

Power Systems                                       $ 65,000       $159,000
Water Control                                        122,000         69,000
Lynx Golf                                             23,000          5,000
Mechanical Power Transmission                         11,000         11,000
                                                    $221,000       $244,000

Approximately 4% of the Power Systems and the Mechanical Power Transmission backlogs are expected to be completed in fiscal years ending after March 31, 1996. The $90 million backlog at March 31, 1995 of a 50% owned joint venture of the Power Systems segment is not included in the table.

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

Number Of Employees

The Company has approximately 2,430 employees.

Foreign And Domestic Operations And Export Sales

The Company's foreign operations represented less than 10% of consolidated sales, operating income, and assets in each of the last three years. Export sales were: 1995-$17,653,000; 1994-$20,073,000; 1993-$29,309,000.

ITEM 2 - PROPERTIES

The Company principally operates in various locations throughout the United States in facilities considered to be in good condition, well maintained, and adequate for its purposes. The approximate square feet of floor space utilized in the United States is as follows:
                                                        Owned       Leased

Power Systems                                          94,000       71,000
Water Control                                         564,000      238,800
Lynx Golf                                              61,000      124,000
Mechanical Power Transmission                         332,600        5,000
Corporate Headquarters and Others                     233,300
                                                    1,284,900      438,800

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Name              Age            Positions                 Period Served

Robert R. Womack     57    Chairman                             1995
                           Director and Chief
                             Executive Officer                  Since 1994
                           Independent Consultant               1993 - 1994
                           Vice Chairman and Chief Executive
                             Officer - Imo Industries, Inc.
                             (controls, pumps, and engineered
                             power products)                    1990 - 1993
William A. Freeman   52    Director and President               Since 1991
                           Senior Vice President-Finance
                             and Administration                 1986 - 1991
Donald F. Fessler    64    Executive Vice President             Since 1985
Donald L. Butynski   51    Group Vice President                 1995
                           President - National Energy
                             Production Corporation
                             (a subsidiary of the Company)      Since 1986
James A. Zurn        53    Senior Vice President                Since 1981
John E. Rutzler III  54    Vice President-Controller            Since 1989
Dennis Haines        42    General Counsel and Secretary        Since 1993
                           Associate General Counsel            1989 - 1993


                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The principal markets on which the Company's Common Stock is traded are the New York Stock Exchange and the Pacific Stock Exchange.

"Unaudited Quarterly Financial Data - Common Stock Market Price" on page 13 of the Annual Report to Shareholders for the year ended March 31, 1995 is incorporated herein by reference.

Holders

At March 31, 1995, there were 5,323 holders of record of the Company's Common Stock.

Dividends

"Unaudited Quarterly Financial Data - Common Stock Cash Dividends Declared" on page 13 and the first two sentences of the last paragraph of "Financial Review" on page 15 of the Annual Report to Shareholders for the year ended March 31, 1995 are incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

"Five Year Consolidated Financial Summary - Operating Data," "Five Year Consolidated Financial Summary - Financial Position at Year End - Total Assets and Debt and Capital Leases," and the footnote thereto on page 13 of the Annual Report to Shareholders for the year ended March 31, 1995 are incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Financial Review" on pages 14 and 15 of the Annual Report to Shareholders for the year ended March 31, 1995 is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes to consolidated financial statements on pages 16 through 23 of the Annual Report to Shareholders for the year ended March 31, 1995 are incorporated herein by reference.

"Unaudited Quarterly Financial Data" on page 13 of the Annual Report to Shareholders for the year ended March 31, 1995 is incorporated herein by reference.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Zurn Industries, Inc.
Erie, Pennsylvania

  We have audited the consolidated financial statements and the financial statement schedule of Zurn Industries, Inc. and subsidiaries listed in Item
14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements listed in Item 14 present fairly, in all material respects, the consolidated financial position of Zurn Industries, Inc. and subsidiaries at March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                             /s/ Ernst & Young LLP

Erie, Pennsylvania
May 18, 1995

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in independent auditors within twenty-four months prior to the date of the most recent financial statements.


                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

"Nominees for Election as Directors" and "Directors Whose Terms of Office Continue Until 1996" on page 2 and "Directors Whose Terms of Office Continue Until 1997" on page 3 of the Proxy Statement dated June 27, 1995 are incorporated herein by reference.

Information with respect to executive officers is presented in Part I.

Based solely upon a review of Forms 3, 4, and 5, and amendments thereto, furnished to the Company with respect to its most recent fiscal year, and written representations that no Form 5 was required, no person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years.

ITEM 11 - EXECUTIVE COMPENSATION

"Summary Compensation Table" on page 6, "Stock Option Grants" and "Stock Option Exercises and Fiscal Year End Option Values" on page 7, "Pension Plans" on pages 8 and 9, "Directors' Compensation" on page 9, "Management Development And Compensation Committee Report" on pages 9, 10, and 11, and "Performance Graph" on page 11 of the Proxy Statement dated June 27, 1995 are incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Security Ownership of Common Stock" on page 5 of the Proxy Statement dated June 27, 1995 is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or related transactions required to be reported during the fiscal year covered by this report.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

The following consolidated financial statements included in the Annual Report to Shareholders for the year ended March 31, 1995 are incorporated herein by reference:

  Consolidated Financial Position - March 31, 1995 and 1994

  Consolidated Operations - Years Ended March 31, 1995, 1994, and 1993

  Industry Segment Data - Years ended March 31, 1995, 1994, and 1993

  Consolidated Cash Flows - Years ended March 31, 1995, 1994, and 1993

  Consolidated Shareholders' Equity - Years ended March 31, 1995, 1994, and 1993

  Notes to Consolidated Financial Statements

Financial Statement Schedules

The following consolidated financial statement schedule is included in this
Item:

  Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibits

The exhibits listed in the Exhibit Index to this report are incorporated herein by reference. Management contracts and compensatory plan arrangements are preceded by an asterisk ("*") in the Exhibit Index.

Reports on Form 8-K

No reports were filed during the last quarter of the period covered by this report.

                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                          (Thousands)
           Col. A                     Col. B                         Col. C                      Col. D          Col. E

                                                                    Additions
                                    Balance at            (1)                   (2)                              Balance
                                   Beginning of     Charged to Costs     Charged to Other      Deductions-       at End
        Description                   Period          and Expenses       Accounts-Describe      Describe        of Period
Year Ended March 31, 1995
Allowance for doubtful accounts      $ 6,203             $ 1,062              $152 -A            $3,179 -B       $ 4,238

Reserves:
  Plant closings                     $ 7,729                                                     $  283 -A
                                                                                                  5,131 -C
                                                                                                    689 -D       $ 1,626
  Warranties                           4,382             $   113                                    944 -E         3,551
                                     $12,111             $   113                                 $7,047          $ 5,177

Year Ended March 31, 1994
Allowance for doubtful accounts      $13,915             $(5,933)                               $ 1,779 -B       $ 6,203

Reserves:
  Plant closings                     $ 4,052             $ 6,927                                 $1,625 -C
                                                                                                  1,625 -D       $ 7,729
  Warranties                           4,157               1,089                                    864 -E         4,382
                                     $ 8,209             $ 8,016                                 $4,114          $12,111

Year Ended March 31, 1993
Allowance for doubtful accounts      $14,007             $ 1,797                                 $  105 -A
                                                                                                  1,784 -B
                                                                                                 $1,889          $13,915
Reserves:
  Plant closings                     $ 4,965                                  $171 -A            $  323 -C
                                                                                                    761 -D       $ 4,052
  Warranties                           3,684             $ 1,784                50 -A             1,361 -E         4,157
                                     $ 8,649             $ 1,784              $221               $2,445          $ 8,209
<F1>
A-Account transfers.
<F2>
B-Uncollectible accounts written off, net of recoveries.
<F3>
C-Costs incurred.
<F4>
D-Credit to costs and expenses.
<F5>
E-Warranty claims allowed.                                               -11-

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 ZURN INDUSTRIES, INC.
                 (Registrant)

June 5, 1995
                 /s/ Robert R. Womack
                 Robert R. Womack
                 Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Robert R. Womack          Director, Chairman, and             June 5, 1995
Robert R. Womack                Chief Executive Officer

/s/ W.A. Freeman              Director and President              June 5, 1995
William A. Freeman

/s/ John E. Rutzler III       Vice President-Controller           June 5, 1995
John E. Rutzler III

/s/ Zoe Baird                 Director                            June 5, 1995
Zoe Baird

/s/ William E. Butler         Director                            June 5, 1995
William E. Butler

/s/ E.J. Campbell             Director                            June 5, 1995
Edward J. Campbell

/s/ Alton S. Cartwright       Director                            June 5, 1995
Alton S. Cartwright

/s/ David W. Wallace          Director                            June 5, 1995
David W. Wallace

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

       Description of Preferred Share Purchase Rights contained   Incorporated
       in the Form 8-A/A Registration Statement Amendment No. 1   by reference
       dated June 27, 1995

10     Material Contracts

     * 1986 Stock Option Plan filed as Exhibit 28A to Form S-8    Incorporated
       Post-Effective Amendment No. 1 Registration Statement No. by reference 33-19103

     * 1989 Directors Stock Option Plan filed as Exhibit 28 to    Incorporated
       Form S-8 Registration Statement No. 33-30383               by reference

     * 1991 Stock Option Plan filed as Exhibit 28 to Form S-8     Incorporated
       Registration Statement No. 33-49224                        by reference

     * Supplemental Executive Retirement Plan of Zurn             Incorporated
       Industries, Inc. filed as Exhibit 10.1 to Form 10-Q for    by reference
       the quarter ended December 31, 1994

     * 1982 Retirement Plan for Outside Directors of Zurn         Incorporated
       Industries, Inc. filed as Exhibit 19A to Form 10-Q for     by reference
       the quarter ended June 30, 1989

     * 1986 Retirement Plan for Outside Directors of Zurn         Incorporated
       Industries, Inc. filed as Exhibit 19B to Form 10-Q for     by reference
       the quarter ended June 30, 1989

     * Agreements Relating to Employment dated June 5, 1989 with Incorporated D.F. Fessler, W.A. Freeman, and J.A. Zurn filed as Exhibit by reference 10H to Form 10-Q for the quarter ended June 30, 1989;
       dated October 17, 1994 with R.R. Womack filed as Exhibit
       10.2 to Form 10-Q for the quarter ended December 31, 1994

     * Zurn Industries, Inc. Deferred Compensation Plan for Non-  Incorporated
       Employee Directors filed as Exhibit 19E to Form 10-Q for   by reference
       the quarter ended June 30, 1989

     * Zurn Industries, Inc. Deferred Compensation Plan for       Incorporated
       Salaried Employees filed as Exhibit 10.3 to Form 10-Q for by reference the quarter ended December 31, 1994

     * Zurn Industries, Inc. Optional Deferment Plan for          Incorporated
       Incentive Compensation Plan Participants filed as Exhibit  by reference
       10.4 to Form 10-Q for the quarter ended December 31, 1994

     * Zurn Supplemental Pension Plan filed as Exhibit 10.5 to    Incorporated
       Form 10-Q for the quarter ended December 31, 1994          by reference

     * Indemnity Agreements dated August 14, 1986 with E.J.       Incorporated
       Campbell, A.S. Cartwright, D.W. Wallace, and J.A. Zurn     by reference
       filed as Exhibit 19J to Form 10-Q for the quarter ended
       September 30, 1986; dated October 20, 1986 with D.F.
       Fessler and W.A. Freeman filed as Exhibit 19A to Form
       10-Q for the quarter ended December 31, 1986 and with J.E. Rutzler III filed as Exhibit 10B to Form 10-Q for the quarter ended December 31, 1988; dated January 25,
       1993 with W.E. Butler, April 1, 1993 with D. Haines, and
       August 6, 1993 with Z. Baird filed as Exhibit 10A to Form
       10-Q for the quarter ended June 30, 1993; dated October
       17, 1994 with R.R. Womack filed as Exhibit 10.6 to Form
       10-Q for the quarter ended December 31, 1994

     * Irrevocable Trust Agreements for the Grantor's: 1982       Incorporated
       Retirement Plan for Outside Directors of Zurn Industries, by reference Inc.; 1986 Retirement Plan for Outside Directors of Zurn
       Industries, Inc.; Deferred Compensation Plan for Non-
       Employee Directors; Supplemental Executive Retirement
       Plan for Zurn Industries, Inc.; Zurn Industries, Inc.
       Supplemental Pension Plan for Participants in the
       Deferred Compensation Plan for Salaried Employees;
       Deferred Compensation Plan for Salaried Employees;
       Optional Deferment Plan for Incentive Compensation Plan
       Participants filed as Exhibit 19I to Form 10-Q for the quarter ended September 30, 1986

     * Second Irrevocable Trust Agreement for the Grantor's       Incorporated
       Indemnity Agreements filed as Exhibit 10A to Form 10-Q     by reference
       for the quarter ended December 31, 1988

10.7 * Incentive Compensation Plan

11     Statement Re Computation Of Per Share Earnings

       Computation of Earnings Per Share

13     Annual Report To Security Holders

       Electronic Format of Pages of Annual Report to
       Shareholders for the Year Ended March 31, 1995
       Incorporated by Reference

21     Subsidiaries Of The Registrant

       Subsidiaries

23     Consents Of Experts And Counsel

       Consent of Independent Auditors

27     Financial Data Schedule                                    SEC Edgar
                                                                  Filing Only


* - Management contracts and compensatory plan arrangements.