Form 10-Q
period 1995-06-30
ZURN INDUSTRIES INC
filed 1995-08-04
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1995

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
                                 814-452-2111



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
         August 2, 1995 -- Common Stock, $.50 Par Value -- 12,340,648

                        PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)

                                                   June 30,        March 31,
                                                     1995            1995
                                    Assets

Current assets
  Cash and equivalents                             $ 11,282         $  6,360
  Marketable securities                              41,941           48,478
  Accounts receivable                               115,420          115,373
  Inventories
    Finished products                                49,665           47,608
    Work in process                                  12,291           12,751
    Raw materials and supplies                       15,292           15,577
    Contracts in process                             11,712            8,328
                                                     88,960           84,264
  Income taxes                                       35,024           38,751
  Other current assets                                7,561            5,153
Total current assets                                300,188          298,379

Property, plant, and equipment                      146,157          143,606
Less allowances for depreciation
  and amortization                                   89,630           87,444
                                                     56,527           56,162

Investments                                          35,499           35,447
Other assets                                         25,181           24,708

                                                   $417,395         $414,696

                     Liabilities and Shareholders' Equity

Current liabilities
  Trade accounts payable                           $ 40,070         $ 49,758
  Other current liabilities                         101,477           93,086
Total current liabilities                           141,547          142,844

Long-term obligations                                 9,089            9,525

Retirement obligations                               43,720           43,397

Shareholders' equity
  Common stock                                        6,285            6,285
  Other shareholders' equity                        216,754          212,645
                                                    223,039          218,930

                                                   $417,395         $414,696

See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                                       Three Months Ended
                                                             June 30
                                                     1995             1994

Net sales                                          $122,335         $114,385

Cost of sales                                        91,207           90,492
Marketing and administration                         23,893           21,668
Interest income                                        (885)          (1,172)
Interest expense                                      1,134              978
Other income                                           (633)            (525)

Income before income taxes                            7,619            2,944

Income taxes                                          2,970            1,000

Net income                                         $  4,649         $  1,944

Earnings per share                                     $.38             $.16

Average shares outstanding                           12,347           12,409

Cash dividends declared
  per common share                                     $.10             $.22

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)

                                                       Three Months Ended
                                                             June 30
                                                     1994             1993
Operations
  Net income                                        $ 4,649         $  1,944
  Operating assets and liabilities                   (3,829)         (10,142)
  Depreciation and amortization                       2,385            2,424
  Miscellaneous                                         (13)            (132)
                                                      3,192           (5,906)
Investing
  Marketable securities                               6,715           10,389
  Capital expenditures                               (2,920)          (2,322)
  Long-term investments                               1,285              758
  Sales of operations                                   151               71
  Miscellaneous                                          68              204
                                                      5,299            9,100
Financing
  Dividends paid                                     (2,716)          (2,732)
  Debt payments                                        (853)            (621)
  Stock options exercised                                                 33
                                                     (3,569)          (3,320)
Cash and equivalents
  Increase (decrease)                                 4,922             (126)
  Beginning of year                                   6,360            4,137
  End of period                                     $11,282         $  4,011

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the three months ended
June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Earnings per share are based on net income and the average shares of common stock and dilutive stock options outstanding during the period.

The appeal of a jury verdict against the Company in connection with a power plant construction contract is being aggressively pursued; however, if all issues are lost, charges in addition to the fiscal 1994 provision could reach $22.1 million, including interest on the unrecorded contingency which is not being accrued.

At June 30, 1995, $8.8 million of letters of credit were outstanding under the $75 million commitment from a group of banks for letters of credit and revolving credit loans.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Liquid assets at June 30, 1995 were invested to a greater extent in shorter-term debt instruments classified as cash equivalents rather than as marketable securities. Almost half the increase in contracts in progress and the increase in other current liabilities, which includes advance billings on contracts in progress, were associated with Power Systems segment activities.

The litigation disclosed in the notes to consolidated financial statements is not expected to have a future material effect on the Company's financial position; however, if all issues are lost on appeal, the resulting cash expenditure, net of the ensuing income tax payment reductions, could be more than $34 million.

Results of Operations
Sales by the Company's industry segments were as set forth below.

                                                    Three Months Ended June 30
                                                      1995              1994
                                                           (Thousands)
Power Systems                                       $ 34,320          $ 36,510
Water Control                                         59,790            61,108
Lynx Golf                                             17,665             7,322
Mechanical Power Transmission                         10,194             9,275
Others                                                   366               170
                                                    $122,335          $114,385

Water Control segment sales declined, despite a 15% increase in sales of plumbing products, as a result of lower revenues from water resource construction projects due to delays in starting work on recently awarded contracts. The Lynx Golf sales increase is attributable to the new irons introduced in January 1995.

The greater gross profit margin percentage resulted from higher plumbing products prices and cost benefits derived from increased Lynx Golf volumes. The gross profit margin contributed by the Power Systems segment continued to be adversely impacted by the nonrecognition of profit on a power plant project which contributed 54% of the segment's construction revenues in this year's first quarter.

Marketing and administration expenses were up primarily as the result of commissions on the increased Lynx Golf and plumbing products sales. Interest income last year included earnings recognized on long-term receivables of the Power Systems segment. Interest associated with prior years' income taxes on construction contracts increased this year's expense. The higher effective income tax rate results from tax exempt investment income being a less significant component of pretax income this year.

The Company's backlog of unfilled orders by industry segment was as follows:

                                             June          March          June
                                             1995          1995           1994
                                                        (Millions)
Power Systems                                $118          $ 65           $144
Water Control                                 150           122             58
Lynx Golf                                      14            23              2
Mechanical Power Transmission                  13            11             10
                                             $295          $221           $214

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 1995, the Company paid $114,000 to the Commonwealth of Pennsylvania Department of Environmental Resources (Department) in settlement of its potential liability under the Department's complaint filed on October 19, 1993 in the United States District Court for the Western District of Pennsylvania.


ITEM 2.  CHANGES IN SECURITIES

The Company's Preferred Share Purchase Rights were amended effective June 28, 1995 to (1) reduce the percentage from 40% to 15% of the Company's common stock that must be acquired by a person or group before rightsholders may purchase shares of Company stock at a 50% discount, (2) add provisions allowing the Board of Directors of the Company to defer the triggering of the Rights if less than 20% of the Company's common stock is acquired, and (3) specify that the Rights have no application in the event of a offer to purchase 100% of the Company's stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The exhibits listed in the Exhibit Index to this report on Form 10-Q are incorporated herein by reference. Management contracts and compensatory plan arrangements are preceded by an asterisk (*) in the Exhibit Index.

Reports on Form 8-K
No reports were filed during the quarter for which this report is filed.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ZURN INDUSTRIES, INC.
                                             (Registrant)



August 4, 1995                               /s/ Dennis Haines
                                             Dennis Haines
                                             General Counsel and Secretary



August 4, 1995                               /s/ John E. Rutzler III
                                             John E. Rutzler III
                                             Vice President-Controller

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

10.8 * Agreements Relating to Employment dated May 1, 1995 with
       D.L. Butynski and July 1, 1995 with J.R. Mellett

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

10.9 * Indemnity Agreements dated May 1, 1995 with D.L. Butynski,
       June 8, 1995 with R.D. Neary, and July 1, 1995 with
       J.R. Mellett

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

     * Incentive Compensation Plan filed as Exhibit 10.7 to       Incorporated
       Form 10-K for the year ended March 31, 1995                by reference

11     Statement Re Computation Of Per Share Earnings

       Computation of Earnings Per Share

27     Financial Data Schedule                                    SEC Edgar
                                                                  Filing Only


* - Management contracts and compensatory plan arrangements.