Form 10-Q
period 1995-09-30
ZURN INDUSTRIES INC
filed 1995-11-13
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended September 30, 1995

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
                                 814-452-2111



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
      November 10, 1995 -- Common Stock, $.50 Par Value -- 12,340,757

                        PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)

                                                 September 30,     March 31,
                                                     1995            1995
                                    Assets

Current assets
  Cash and equivalents                              $  5,348        $  6,360
  Marketable securities                               44,333          48,478
  Accounts receivable                                108,819         115,373
  Inventories
    Finished products                                 52,434          47,608
    Work in process                                    9,545          12,751
    Raw materials and supplies                        14,501          15,577
    Contracts in process                              20,158           8,328
                                                      96,638          84,264
  Income taxes                                        35,016          38,751
  Other current assets                                 6,329           5,153
Total current assets                                 296,483         298,379

Property, plant, and equipment                       149,859         143,606
Less allowances for depreciation
  and amortization                                    91,345          87,444
                                                      58,514          56,162

Investments                                           36,247          35,447
Other assets                                          25,807          24,708

                                                    $417,051        $414,696

                     Liabilities and Shareholders' Equity

Current liabilities
  Trade accounts payable                            $ 42,376        $ 49,758
  Other current liabilities                           95,851          93,086
Total current liabilities                            138,227         142,844

Long-term obligations                                  9,002           9,525

Retirement obligations                                43,679          43,397

Shareholders' equity
  Common stock                                         6,285           6,285
  Other shareholders' equity                         219,858         212,645
                                                     226,143         218,930

                                                    $417,051        $414,696

See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                    Three Months Ended      Six Months Ended
                                       September 30           September 30
                                      1995      1994         1995      1994


Net sales                           $124,852  $112,169     $247,187  $226,554

Cost of sales                         93,623    86,694      184,830   177,186
Marketing and administration          25,002    22,502       48,895    44,170
Interest income                         (844)   (1,160)      (1,729)   (2,332)
Interest expense                       1,184     1,083        2,318     2,061
Other income                            (798)     (702)      (1,431)   (1,227)

Income before income taxes             6,685     3,752       14,304     6,696

Income taxes                           2,610     1,280        5,580     2,280

Net income                          $  4,075  $  2,472     $  8,724  $  4,416

Earnings per share                      $.33      $.20         $.71      $.36

Average shares outstanding            12,384    12,340       12,365    12,374

Cash dividends declared
  per common share                      $.10      $.22         $.20      $.44

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)

                                                          Six Months Ended
                                                            September 30
                                                         1995         1994
Operations
  Net income                                           $ 8,724      $  4,416
  Operating assets and liabilities                      (7,962)        6,846
  Depreciation and amortization                          4,792         4,859
  Miscellaneous                                           (163)         (346)
                                                         5,391        15,775
Investing
  Capital expenditures                                  (7,214)       (4,075)
  Marketable securities                                  4,346         2,597
  Long-term investments                                  1,068         1,756
  Sales of operations                                      259           218
  Miscellaneous                                            115           230
                                                        (1,426)          726
Financing
  Dividends paid                                        (3,950)       (5,462)
  Debt payments                                         (1,027)         (881)
  Treasury stock purchased                                            (1,926)
  Stock options exercised                                                 33
                                                        (4,977)       (8,236)
Cash and equivalents
  (Decrease) increase                                   (1,012)        8,265
  Beginning of year                                      6,360         4,137
End of period                                          $ 5,348      $ 12,402

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the six months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 1995, $16.2 million of letters of credit were outstanding under the $75 million commitment from a group of banks for letters of credit and revolving credit loans.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
The accounts receivable decline was primarily attributable to the collection of balances due on Power Systems segment long-term contracts which were almost double the accounts receivable increase from the Company's other construction businesses. Almost half the increase in contracts in progress was associated with Power Systems segment activities. The greater amount of capital expenditures and the increase in property, plant, and equipment resulted from new and expanded facilities for Plumbing Products and equipment additions by the water resource construction business.

The litigation disclosed in the notes to consolidated financial statements is not expected to have a future material effect on the Company's financial position; however, if all issues are lost on appeal, the resulting cash expenditure, net of the ensuing income tax payment reductions, could be more than $34 million.

Results of Operations
Sales by the Company's industry segments were as set forth below.

                                    Three Months Ended      Six Months Ended
                                       September 30           September 30
                                      1995      1994         1995      1994
                                                   (Thousands)
Power Systems                       $ 33,080  $ 35,182     $ 67,400  $ 71,692
Water Control                         69,717    61,673      129,507   122,781
Lynx Golf                             11,335     5,584       29,000    12,906
Mechanical Power Transmission         10,250     9,454       20,444    18,729
Others                                   470       276          836       446
                                    $124,852  $112,169     $247,187  $226,554

Second quarter sales by each of the Water Control segment businesses were greater than the same period last year. New products and increased market share and prices contributed to a 14% increase from Plumbing Products for the quarter. The year-to-date sales growth from Plumbing Products was offset by lower revenues from water resource construction projects due to delays in starting recently awarded contracts. The Lynx Golf sales increase was attributable to the new irons introduced in January 1995. Its second quarter sales were from orders placed in the first quarter; consequently, new orders in the second quarter were lower than the normal seasonal pattern.

The greater gross profit margin percentage resulted from the increase in Plumbing Products sales and cost benefits derived from increased Lynx Golf volumes. The gross profit margin contributed by the Power Systems segment continued to be adversely impacted by the low profit on a power plant project which contributed 48% of the segment's construction revenues in the six-month period.

Marketing and administration expenses were up primarily as the result of commissions on the increased Lynx Golf and Plumbing Products sales. Interest income last year included earnings recognized on long-term receivables of the Power Systems segment. Interest associated with prior year's income taxes on construction contracts increased this year's expense. The higher effective income tax rate results from tax exempt investment income being a less significant component of pretax income this year.

The Company's backlog of unfilled orders by industry segment was as follows:

                                      September        June         September
                                        1995           1995           1994
                                                    (Millions)
Power Systems                           $ 95           $118           $116
Water Control                            139            150             61
Lynx Golf                                  5             14              2
Mechanical Power Transmission             12             13             11
                                        $251           $295           $190

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Form 10-Q, Part II, Item 1 for the quarterly period ended June 30, 1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the August 4, 1995 annual meeting of shareholders, votes were cast as follows:
                                           Votes For        Votes Withheld
  Election of directors:
    For a term of one year:
      David W. Wallace                    10,640,936           155,292
    For a term of three years each:
      Edward J. Campbell                  10,646,769           149,459
      Robert R. Womack                    10,675,282           120,947

  Adopt 1995 Directors Stock Option Plan
    Votes For      9,685,132        Abstentions     171,317
    Votes Against    939,779        Broker Nonvotes     -0-

  Ratify appointment of auditors
    Votes For     10,656,083        Abstentions      42,727
    Votes Against     97,418        Broker Nonvotes     -0-


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

                                             ZURN INDUSTRIES, INC.
                                             (Registrant)



November 10, 1995                            /s/ Dennis Haines
                                             Dennis Haines
                                             General Counsel and Secretary



November 10, 1995                            /s/ John E. Rutzler III
                                             John E. Rutzler III
                                             Vice President-Controller

                                 EXHIBIT INDEX

 3     Articles Of Incorporation And By-laws

       Restated Articles of Incorporation with Amendments through Incorporated
       August 7, 1987 filed as Exhibit 19A to Form 10-Q for the   by reference
       quarter ended September 30, 1987

 3.1   By-laws as of August 1995

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

10.10* 1995 Directors Stock Option Plan

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

     * Agreements Relating to Employment dated June 5, 1989 with Incorporated D.F. Fessler, W.A. Freeman, and J.A. Zurn filed as Exhibit by reference 10H to Form 10-Q for the quarter ended June 30, 1989;
       dated October 17, 1994 with R.R. Womack filed as Exhibit
       10.2 to Form 10-Q for the quarter ended December 31, 1994;
       dated May 1, 1995 with D.L. Butynski and July 1, 1995 with
       J.R. Mellett filed as Exhibit 10.8 to Form 10-Q for the quarter ended June 30, 1995

10.11* Agreement Relating to Employment dated August 14, 1995 with
       F.E. Sheeder

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

     * Zurn Supplemental Pension Plan filed as Exhibit 10.5 to    Incorporated
       Form 10-Q for the quarter ended December 31, 1994          by reference

     * Indemnity Agreements dated August 14, 1986 with E.J.       Incorporated
       Campbell, A.S. Cartwright, D.W. Wallace, and J.A. Zurn     by reference
       filed as Exhibit 19J to Form 10-Q for the quarter ended
       September 30, 1986; dated October 20, 1986 with D.F.
       Fessler and W.A. Freeman filed as Exhibit 19A to Form
       10-Q for the quarter ended December 31, 1986 and with J.E. Rutzler III filed as Exhibit 10B to Form 10-Q for the quarter ended December 31, 1988; dated January 25,
       1993 with W.E. Butler, April 1, 1993 with D. Haines, and
       August 6, 1993 with Z. Baird filed as Exhibit 10A to Form
       10-Q for the quarter ended June 30, 1993; dated October
       17, 1994 with R.R. Womack filed as Exhibit 10.6 to Form
       10-Q for the quarter ended December 31, 1994; dated May
       1, 1995 with D.L. Butynski, June 8, 1995 with R.D. Neary, and July 1, 1995 with J.R. Mellett filed as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 1995

10.12* Indemnity Agreement dated August 14, 1995 with F.E. Sheeder

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