Form 10-Q
period 1995-12-31
ZURN INDUSTRIES INC
filed 1996-02-14
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended December 31, 1995

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
                                 814-452-2111



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
        February 12, 1996 -- Common Stock, $.50 Par Value -- 12,341,309

                        PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)

                                                 December 31,      March 31,
                                                     1995            1995
                                    Assets

Current assets
  Cash and equivalents                             $ 13,507         $  6,360
  Marketable securities                              16,225           48,478
  Accounts receivable                               105,204          115,373
  Inventories
    Finished products                                60,715           47,608
    Work in process                                  10,567           12,751
    Raw materials and supplies                       12,067           15,577
    Contracts in process                             24,784            8,328
                                                    108,133           84,264
  Income taxes                                       34,656           38,751
  Other current assets                                6,096            5,153
Total current assets                                283,821          298,379

Property, plant, and equipment                      152,282          143,606
Less allowances for depreciation
  and amortization                                   92,468           87,444
                                                     59,814           56,162

Investments                                          39,715           35,447
Other assets                                         28,117           24,708

                                                   $411,467         $414,696

                     Liabilities and Shareholders' Equity

Current liabilities
  Trade accounts payable                           $ 44,327         $ 49,758
  Other current liabilities                          86,179           93,086
Total current liabilities                           130,506          142,844

Long-term obligations                                 8,400            9,525

Retirement obligations                               43,962           43,397

Shareholders' equity
  Common stock                                        6,285            6,285
  Other shareholders' equity                        222,314          212,645
                                                    228,599          218,930

                                                   $411,467         $414,696

See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                    Three Months Ended     Nine Months Ended
                                       December 31            December 31
                                      1995      1994         1995      1994


Net sales                           $124,936  $114,531     $372,123  $341,085

Cost of sales                         96,698    91,770      281,528   268,956
Marketing and administration          23,945    21,601       72,840    65,771
Interest income                         (920)   (1,539)      (2,649)   (3,871)
Interest expense                       1,013       999        3,331     3,060
Other income                          (1,534)     (357)      (2,965)   (1,584)

Income before income taxes             5,734     2,057       20,038     8,753

Income taxes                           2,240       695        7,820     2,975

Net income                          $  3,494  $  1,362    $  12,218  $  5,778

Earnings per share                      $.28      $.11         $.99      $.47

Average shares outstanding            12,416    12,331       12,382    12,360

Cash dividends declared
  per common share                      $.10      $.22         $.30      $.66

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)

                                                         Nine Months Ended
                                                            December 31
                                                         1995         1994
Operations
  Net income                                          $ 12,218      $  5,778
  Operating assets and liabilities                     (22,132)        5,759
  Depreciation and amortization                          7,200         7,245
  Miscellaneous                                           (410)         (638)
                                                        (3,124)       18,144
Investing
  Marketable securities                                 32,493         8,578
  Capital expenditures                                  (9,757)       (6,701)
  Purchase of business                                  (5,967)
  Long-term investments                                    749        (1,257)
  Sales of operations                                      376           382
  Miscellaneous                                           (350)          642
                                                        17,544         1,644
Financing
  Dividends paid                                        (5,181)       (8,171)
  Debt payments                                         (2,092)       (1,791)
  Treasury stock purchased                                            (1,926)
  Stock options exercised                                                 33
                                                        (7,273)      (11,855)
Cash and equivalents
  Increase                                               7,147         7,933
  Beginning of year                                      6,360         4,137
End of period                                         $ 13,507      $ 12,070

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the nine months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Earnings per share are based on net income and the average shares of common stock and dilutive stock options outstanding during the period.

The litigation against the Company in connection with a power plant construction contract was settled without further impact on earnings as part of an agreement for collaboration on future power generation projects with CMS Generation Co. The settlement involved net cash payments of $10.5 million in December 1995 and $11.5 million in January 1996.

At December 31, 1995, $18.8 million of letters of credit were outstanding under the $75 million commitment from a group of banks for letters of credit and revolving credit loans.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
The liquid assets decline was attributable to the purchase of a Plumbing Products business (assets acquired - $7.8 million; liabilities assumed - $1.8 million), a payment in connection with the litigation described in the notes to consolidated financial statements, and capital expenditures. The accounts receivable decline was primarily attributable to the collection of balances due on Power Systems segment long-term contracts which were almost double the accounts receivable increase from the Company's other construction businesses. The production of new Black Cat irons by Lynx Golf and the Plumbing Products acquisition accounted for the inventory increase while 57% of the increase in contracts in progress was associated with Power Systems segment activities. The greater level of capital expenditures and the increase in property, plant, and equipment resulted from new and expanded facilities for Plumbing Products and equipment additions by the water resource construction business.

Results of Operations
Sales by the Company's industry segments were as set forth below.

                                    Three Months Ended     Nine Months Ended
                                       December 31            December 31
                                      1995      1994         1995      1994
                                                   (Thousands)
Water Control                       $ 75,976  $ 55,176     $205,483  $177,957
Power Systems                         33,688    45,841      101,088   117,533
Lynx Golf                              5,140     4,109       34,140    17,015
Mechanical Power Transmission          9,709     9,131       30,153    27,860
Others                                   423       274        1,259       720
                                    $124,936  $114,531     $372,123  $341,085

Third quarter and nine months sales by each of the Water Control segment businesses were greater than the same period last year. The newly acquired Plumbing Products business (fiscal 1995 sales - $14.2 million) contributed $2.3 million while the remaining 10% increase in Plumbing Products sales for the quarter was attributable to new products and increased market share and prices. The Lynx Golf sales increase was attributable to the new irons introduced in January 1995.

The greater gross profit margin percentage resulted primarily from cost benefits derived from increased Lynx Golf volumes and, for the nine-month period, the increase in Plumbing Products sales. Marketing and administration expenses were up primarily as the result of commissions on the increased Lynx Golf and Plumbing Products sales, higher employee costs, and the acquisition of the Plumbing Products business.

Interest income last year included earnings recognized on long-term receivables of the Power Systems segment. Interest associated with prior years' income taxes on construction contracts increased last year's interest income and this year's interest expense. Most of the other income increase was derived from the Company's 50% equity in the earnings of a Power Systems segment joint venture contact to construct a plant in Australia.

The higher effective income tax rate results from tax exempt investment income being a less significant component of pretax income this year.

The Company's backlog of unfilled orders by industry segment was as follows:

                                      December       September      December
                                        1995           1995           1994
                                                     (Millions)
Water Control                           $111           $139           $124
Power Systems                             72             95             86
Lynx Golf                                  9              5             13
Mechanical Power Transmission             13             12              9
                                        $205           $251           $232

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Form 10-Q, Part II, Item 1 for the quarterly period ended June 30, 1995.

At the request of the litigants in connection with a settlement agreement, the California Court of Appeal, Fourth Appellate District, entered orders on January 29 and 30, 1996 reversing the judgments against the Company and its subsidiary, National Energy Production Corporation, in connection with a cross complaint filed in February 1991 by Imperial Resource Recovery Associates, L.P., a California Limited Partnership, directing the Superior Court of Imperial County California to vacate and set aside the judgments and dismiss the causes with prejudice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The exhibits listed in the Exhibit Index to this report on Form 10-Q are incorporated herein by reference. Management contracts and compensatory plan arrangements are preceded by an asterisk (*) in the Exhibit Index.

Reports on Form 8-K
January 15, 1996 incorporating a news release announcing an agreement for collaboration on future power generation projects with CMS Generation Co. which also resolves long-standing litigation with Imperial Resource Recovery Associates, L.P.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ZURN INDUSTRIES, INC.
                                             (Registrant)



February 14, 1996                            /s/ Dennis Haines
                                             Dennis Haines
                                             General Counsel and Secretary



February 14, 1996                            /s/ John E. Rutzler III
                                             John E. Rutzler III
                                             Vice President-Controller

                                 EXHIBIT INDEX

 3     Articles Of Incorporation And By-laws

       Restated Articles of Incorporation with Amendments through Incorporated
       August 7, 1987 filed as Exhibit 19A to Form 10-Q for the   by reference
       quarter ended September 30, 1987

       By-laws as of August 1995 filed as Exhibit 3.1 to Form     Incorporated
       10-Q for the quarter ended September 30, 1995              by reference

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

10     Material Contracts

     * 1986 Stock Option Plan filed as Exhibit 28A to Form S-8    Incorporated
       Post-Effective Amendment No. 1 Registration Statement No. by reference 33-19103

     * 1989 Directors Stock Option Plan filed as Exhibit 28 to    Incorporated
       Form S-8 Registration Statement No. 33-30383               by reference

     * 1995 Directors Stock Option Plan filed as Exhibit 99 to    Incorporated
       Form S-8 Registration Statement No. 33-65219               by reference

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

     * Agreements Relating to Employment dated June 5, 1989 with  Incorporated
       D.F. Fessler and J.A. Zurn filed as Exhibit 10H to Form    by reference
       10-Q for the quarter ended June 30, 1989; dated October
       17, 1994 with R.R. Womack filed as Exhibit 10.2 to Form
       10-Q for the quarter ended December 31, 1994; dated May 1,
       1995 with D.L. Butynski and July 1, 1995 with J.R. Mellett filed as Exhibit 10.8 to Form 10-Q for the quarter ended
       June 30, 1995; dated August 14, 1995 with F.E. Sheeder filed as Exhibit 10.11 to Form 10-Q for the quarter ended
       September 30, 1995

10.13* Employment Agreement dated January 22, 1996 with R.R. Womack

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

     * Zurn Supplemental Pension Plan filed as Exhibit 10.5 to    Incorporated
       Form 10-Q for the quarter ended December 31, 1994          by reference

     * Indemnity Agreements dated August 14, 1986 with E.J.       Incorporated
       Campbell, D.W. Wallace, and J.A. Zurn filed as Exhibit     by reference
       19J to Form 10-Q for the quarter ended September 30, 1986; dated October 20, 1986 with D.F. Fessler filed as
       Exhibit 19A to Form 10-Q for the quarter ended December
       31, 1986 and with J.E. Rutzler III filed as Exhibit 10B to Form 10-Q for the quarter ended December 31, 1988;
       dated January 25, 1993 with W.E. Butler, April 1, 1993 with D. Haines, and August 6, 1993 with Z. Baird filed as Exhibit 10A to Form 10-Q for the quarter ended June
       30, 1993; dated October 17, 1994 with R.R. Womack filed as Exhibit 10.6 to Form 10-Q for the quarter ended
       December 31, 1994; dated May 1, 1995 with D.L. Butynski,
       June 8, 1995 with R.D. Neary, and July 1, 1995 with J.R.
       Mellett filed as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 1995; dated August 14, 1995 with
       F.E. Sheeder filed as Exhibit 10.12 to Form 10-Q for the quarter ended September 30, 1995

10.14* Indemnity Agreement dated October 30, 1995 with M.K. Brown

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