Form 10-K405
period 1996-03-31
ZURN INDUSTRIES INC
filed 1996-07-01
CIK 109446

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X           Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [Fee Required]
                   For the Fiscal Year Ended March 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $251,454,000 based on the closing sale price per share for the 12,341,309 shares of Common Stock, $.50 par value, outstanding on May 31, 1996 and excluding the value of 2,074 shares of preferred stock which have no quoted market value.

                      Documents Incorporated by Reference
  Portions of Annual Report to Shareholders for the year ended March 31, 1996 incorporated by reference in Parts I and II

  Portions of Proxy Statement dated June 27, 1996 incorporated by reference in
  Part III

PART I

ITEM 1 - BUSINESS

General Development Of Business

Zurn Industries, Inc., a corporation founded in 1900 and incorporated in 1932 together with its subsidiaries (the "Company") designs, constructs, manufactures, markets, and operates in two industry segments: Water Control and Power Systems.

A decision to sell the Lynx Golf and Mechanical Power Transmission segments was made in fiscal 1996.

Financial Information About Industry Segments

"Industry Segment Data" on page 25 of the Annual Report to Shareholders for the year ended March 31, 1996 is incorporated herein by reference.

Narrative Description Of Business

"Notes to Consolidated Financial Statements - Business Description" on page 28 of the Annual Report to Shareholders for the year ended March 31, 1996, excluding the last sentence of the first paragraph and the second and fourth sentences of the third paragraph, is incorporated herein by reference.

Product Class Sales
                                                    Year Ended March 31
Segment And Products                             1996      1995      1994
                                                        (Thousands)
Water Control
  Plumbing products                            $140,925  $121,133  $ 99,496
  Water resource and treatment systems           84,245    58,808    85,921
  Other products                                 57,877    52,921    61,048

Power Systems
  Power plants and steam generating systems     124,392   146,844   450,674
  Other products                                 12,464    14,537    11,375

Water Control - Plumbing products, including roof, floor, and trench drains, primers, traps, backwater valves, hair, grease, oil, and solids interceptors and recovery systems, cleanouts, off-the-floor fixture supports, service basins, water hammer arrestors, hydrants, floor and mop sinks, ferrous castings, flush valves, shower heads, faucets, and hand dryers for commercial, industrial, and institutional applications; tubular brass and plastic plumbing supplies, sink strainers, shower heads, and toilet tank accessories; residential, commercial, and industrial pressure reducing and regulating valves, temperature/pressure relief valves, swing-away ball valves, reduced pressure backflow preventers, pressure vacuum breakers, check valves, double check valves, water gravity flow systems; construction of water resource and treatment systems and general construction services for civil, structural, and mechanical piping fields; automatic interior fire protection sprinkler systems; engineered concrete products including precast prestressed concrete bridge components, box beam girders, pilings, panels, support systems, and underground wastewater pipe.

Power Systems - Design, engineering, construction, and operation of small- to medium-sized alternate energy and combined-cycle power plants; factory-assembled and field-constructed steam generating systems, waste heat energy recovery systems, economizers, superheaters, spreader stokers, burners, pulverizers, and other auxiliary components; solid, liquid, and gaseous waste incineration systems; centrifugal fans and mechanical dust collectors.

Segment Status

No new segment or product is being planned or developed which will require the investment of a material amount of the Company's assets, or which otherwise is material.

Sources And Availability Of Raw Materials

The Company's businesses use ferrous and non-ferrous metals, concrete products, and plastics purchased from various domestic and foreign suppliers. The sources of supply are adequate and the Company is not substantially dependent upon any one supplier.

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

Seasonal Business

None of the industry segments is considered to have significant seasonal business.

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

Backlog

The backlog of unshipped orders was as follows:
                                                            March 31
                                                      1996           1995
                                                          (Thousands)

Water Control                                       $ 98,000       $122,000
Power Systems                                         73,000         65,000
                                                    $171,000       $187,000

Approximately 5% of the Water Control and 9% of the Power Systems backlogs are expected to be completed in fiscal years ending after March 31, 1997.

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

Number Of Employees

The Company has approximately 2,625 employees.

Foreign And Domestic Operations And Export Sales

The Company's foreign operations represented less than 10% of consolidated sales, operating income, and assets in each of the last three years. Export sales were: 1996-$12,581,000; 1995-$10,681,000; 1994-$10,986,000.


ITEM 2 - PROPERTIES

The Company principally operates in various locations throughout the United States in facilities considered to be in good condition, well maintained, and adequate for its purposes. The approximate square feet of floor space utilized in the United States is as follows:
                                                        Owned       Leased

Water Control                                         664,600      380,800
Power Systems                                          94,000       80,400
Corporate Headquarters and Others                     233,300
                                                      991,900      461,200


ITEM 3 - LEGAL PROCEEDINGS

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Name              Age            Positions                 Period Served

Robert R. Womack     58    Chairman                             Since 1995
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

Donald F. Fessler    65    Executive Vice President             Since 1985

Donald L. Butynski   52    Group Vice President                 Since 1995
                           President - National Energy
                             Production Corporation
                             (a subsidiary of the Company)      Since 1986

Frank E. Sheeder     53    Group Vice President                 Since 1995
                           President and Chief Executive
                             Officer - Furmanite, Inc.
                             (engineering and maintenance
                             services), a subsidiary of
                             Kaneb Services, Inc.               1994 - 1995
                           Independent Consultant               1992 - 1994

John R. Mellett      46    Senior Vice President-               Since 1995
                             Chief Financial Officer
                           Senior Vice President and
                             Chief Financial Officer and
                             Vice President-Finance (1992-1994)
                             - LeFebure (financial institution
                             capital equipment and services),
                             a subsidiary of De La Rue, PLC     1992 - 1995
                           Independent Consultant               1991 - 1992

James A. Zurn        54    Senior Vice President                Since 1981

John E. Rutzler III  55    Vice President-Controller            Since 1989

Dennis Haines        43    General Counsel and Secretary        Since 1993
                           Associate General Counsel            1989 - 1993

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The principal markets on which the Company's Common Stock is traded are the New York Stock Exchange and the Pacific Stock Exchange.

"Unaudited Quarterly Financial Data - Common Stock Market Price" on page 23 of the Annual Report to Shareholders for the year ended March 31, 1996 is incorporated herein by reference.

Holders

At March 31, 1996, there were 4,791 holders of record of the Company's Common Stock.

Dividends

"Unaudited Quarterly Financial Data - Common Stock Cash Dividends Declared" on page 23 of the Annual Report to Shareholders for the year ended March 31, 1996 is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

"Five Year Consolidated Financial Summary - Operating Data," "Five Year Consolidated Financial Summary - Financial Position at Year End - Total Assets and Debt and Capital Leases," and the footnotes thereto on page 22 of the Annual Report to Shareholders for the year ended March 31, 1996 are incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Financial Review" on pages 18 through 21 of the Annual Report to Shareholders for the year ended March 31, 1996 is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes to consolidated financial statements on pages 24 through 33 of the Annual Report to Shareholders for the year ended March 31, 1996 are incorporated herein by reference.

"Unaudited Quarterly Financial Data" on page 23 of the Annual Report to Shareholders for the year ended March 31, 1996 is incorporated herein by reference.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Zurn Industries, Inc.
Erie, Pennsylvania

  We have audited the consolidated financial statements and the financial statement schedule of Zurn Industries, Inc. and subsidiaries listed in Item
14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements listed in Item 14 present fairly, in all material respects, the consolidated financial position of Zurn Industries, Inc. and subsidiaries at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                             /s/ Ernst & Young LLP

Erie, Pennsylvania
May 16, 1996, except for
the Subsequent Event note,
as to which the date is
June 27, 1996


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in independent auditors within twenty-four months prior to the date of the most recent financial statements.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

"Nominees For a Term of Three Years Each" on page 1 and "Directors Whose Terms of Office Continue Until 1997", "Directors Whose Terms of Office Continue Until 1998", and "Director Who is Retiring" on page 2 of the Proxy Statement dated June 27, 1996 are incorporated herein by reference.

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


ITEM 11 - EXECUTIVE COMPENSATION

"Summary Compensation Table" on page 5, "Stock Option Grants" and "Stock Option Exercises And Fiscal Year End Option Values" on page 6, "Pension Plans" on page 7, "Directors' Compensation" on page 8, "Management Development and Compensation Committee Report" on pages 9 and 10, and "Performance Graph" on page 10 of the Proxy Statement dated June 27, 1996 are incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Security Ownership Of Common Stock" on page 4 of the Proxy Statement dated June 27, 1996 is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

"Related-Party Transactions" on page 4 of the Proxy Statement dated June 27, 1996 is incorporated herein by reference.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

The following consolidated financial statements included in the Annual Report to Shareholders for the year ended March 31, 1996 are incorporated herein by reference:

  Consolidated Financial Position - March 31, 1996 and 1995

  Consolidated Operations - Years Ended March 31, 1996, 1995, and 1994

  Industry Segment Data - Years ended March 31, 1996, 1995, and 1994

  Consolidated Cash Flows - Years ended March 31, 1996, 1995, and 1994

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

                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                          (Thousands)
           Col. A                     Col. B                         Col. C                      Col. D          Col. E
                                                                    Additions
                                    Balance at            (1)                   (2)                              Balance
                                   Beginning of     Charged to Costs     Charged to Other      Deductions-       at End
        Description                   Period          and Expenses       Accounts-Describe      Describe        of Period
Year Ended March 31, 1996
Allowance for doubtful accounts      $ 4,238             $   487              $ 24 -A
                                                                                               $  694 -B
                                                                                                1,408 -C        $ 2,647
                                     $ 4,238             $   487              $ 24             $2,102           $ 2,647

Reserves:
  Plant closings                     $ 1,626                                                   $  581 -E
                                                                                                  585 -F        $   460
  Warranties                           3,551             $(1,896)                                 200 -G
                                                                                                   66 -C          1,389
                                     $ 5,177             $(1,896)                              $1,432           $ 1,849

Year Ended March 31, 1995
Allowance for doubtful accounts      $ 6,203             $ 1,062              $152 -D          $3,179 -B        $ 4,238

Reserves:
  Plant closings                     $ 7,729                                                   $  283 -D
                                                                                                5,131 -E
                                                                                                  689 -F        $ 1,626
  Warranties                           4,382             $   113                                  944 -G          3,551
                                     $12,111             $   113                               $7,047           $ 5,177

Year Ended March 31, 1994
Allowance for doubtful accounts      $13,915             $(5,933)                              $ 1,779 -B       $ 6,203

Reserves:
  Plant closings                     $ 4,052             $ 6,927                               $1,625 -E
                                                                                                1,625 -F        $ 7,729
  Warranties                           4,157               1,089                                  864 -G          4,382
                                     $ 8,209             $ 8,016                               $4,114           $12,111
<F1>                                                          <F4>                                 <F7>
A-Purchase of business.                                       D-Account transfers.                 G-Warranty claims allowed.
<F2>                                                          <F5>
B-Uncollectible accounts written off, net of recoveries.      E-Costs incurred.
<F3>                                                          <F6>
C-Discontinued operations.                                    F-Credit to costs and expenses.

                                                             -11-
/TABLE

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ZURN INDUSTRIES, INC.
                                            (Registrant)

June 3, 1996
                                            /s/ Robert R. Womack
                                            Robert R. Womack
                                            Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Robert R. Womack          Director, Chairman, and             June 3, 1996
Robert R. Womack                Chief Executive Officer

/s/ John R. Mellett           Senior Vice President and           June 3, 1996
John R. Mellett                 Chief Financial Officer

/s/ John E. Rutzler III       Vice President-Controller           June 3, 1996
John E. Rutzler III

/s/ Zoe Baird                 Director                            June 3, 1996
Zoe Baird

/s/ M. K. Brown               Director                            June 3, 1996
Michael K. Brown

/s/ William E. Butler         Director                            June 3, 1996
William E. Butler

/s/ Edward J. Campbell        Director                            June 3, 1996
Edward J. Campbell

/s/ Robert D. Neary           Director                            June 3, 1996
Robert D. Neary

/s/ David W. Wallace          Director                            June 3, 1996
David W. Wallace

                                 EXHIBIT INDEX

 3     Articles Of Incorporation And By-laws
 3.1   Restated Articles of Incorporation with Amendments through
       April 22, 1996

       By-laws as of August 1995 filed as Exhibit 3.1 to Form     Incorporated
       10-Q for the quarter ended September 30, 1995              by reference

 4     Instruments Defining The Rights Of Security Holders,
       Including Indentures
       Description of Common Stock contained in the prospectus    Incorporated
       dated July 26, 1972 beginning on page 18 ("Description of by reference Capital Stock") forming a part of Amendment No. 3 to the Form S-1 Registration Statement No. 2-44631

       Description of Common Stock as set forth in the Restated   Included in
       Articles of Incorporation with Amendments through          Exhibit 3.1
       April 22, 1996

       Description of Preferred Share Purchase Rights contained   Incorporated
       in the Form 8-A Registration Statement dated May 17, 1996  by reference

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

       17, 1994 with R.R. Womack filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 1994; dated May 1, 1995 with D.L. Butynski and July 1, 1995 with J.R. Mellett filed as Exhibit 10.8 to Form 10-Q for the quarter ended June 30, 1995; dated August 14, 1995 with F.E. Sheeder filed as Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 1995

     * Employment Agreement dated January 22, 1996 with R.R.      Incorporated
       Womack filed as Exhibit 10.13 to Form 10-Q for the         by reference
       quarter ended December 31, 1995

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

     * Zurn Supplemental Pension Plan filed as Exhibit 10.5 to    Incorporated
       Form 10-Q for the quarter ended December 31, 1994          by reference

     * Indemnity Agreements dated August 14, 1986 with E.J.       Incorporated
       Campbell, D.W. Wallace, and J.A. Zurn filed as Exhibit     by reference
       19J to Form 10-Q for the quarter ended September 30, 1986;
       dated October 20, 1986 with D.F. Fessler filed as Exhibit
       19A to Form 10-Q for the quarter ended December 31, 1986 and with J.E. Rutzler III filed as Exhibit 10B to Form
       10-Q for the quarter ended December 31, 1988; dated
       January 25, 1993 with W.E. Butler, April 1, 1993 with
       D. Haines, and August 6, 1993 with Z. Baird filed as
       Exhibit 10A to Form 10-Q for the quarter ended June 30,
       1993; dated October 17, 1994 with R.R. Womack filed as
       Exhibit 10.6 to Form 10-Q for the quarter ended December
       31, 1994; dated May 1, 1995 with D.L. Butynski, June 8,
       1995 with R.D. Neary, and July 1, 1995 with J.R. Mellett filed as Exhibit 10.9 to Form 10-Q for the quarter ended
       June 30, 1995; dated August 14, 1995 with F.E. Sheeder filed as Exhibit 10.12 to Form 10-Q for the quarter ended
       September 30, 1995; dated October 30, 1995 with M.K. Brown filed as Exhibit 10.14 to Form 10-Q for the quarter ended
       December 31, 1995

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

10.15* Incentive Compensation Plan

11     Statement Re Computation Of Per Share Earnings
       Computation of Earnings Per Share

13     Annual Report To Security Holders
       Electronic Format of Pages of Annual Report to
       Shareholders for the Year Ended March 31, 1996
       Incorporated by Reference

21     Subsidiaries Of The Registrant
       Subsidiaries

23     Consents Of Experts And Counsel
       Consent of Independent Auditors

27     Financial Data Schedule
27.1   Financial Data Schedule Year Ended March 31, 1996          SEC Edgar
                                                                  Filing Only

27.2   Restated Financial Data Schedule Year Ended                SEC Edgar
       March 31, 1996 Interim Quarters                            Filing Only

27.3   Restated Financial Data Schedule Year Ended                SEC Edgar
       March 31, 1995                                             Filing Only

27.4   Restated Financial Data Schedule Year Ended                SEC Edgar
       March 31, 1994                                             Filing Only

99     Additional Exhibits
99.1   Annual Report on Form 11-K of the Zurn Retirement Savings
       Plan for the year ended December 31, 1995

99.2   Annual Report on Form 11-K of the Zurn/NEPCO Retirement
       Savings Plan for the year ended December 31, 1995



* - Management contracts and compensatory plan arrangements.