Form 10-Q
period 1996-06-30
ZURN INDUSTRIES INC
filed 1996-08-14
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1996

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
                                 814-452-2111



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
         August 1, 1996 -- Common Stock, $.50 Par Value -- 12,341,309

                        PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)
                                                   June 30,        March 31,
                                                     1996            1996
                                    Assets

Current assets
  Cash and equivalents                             $  6,596         $ 16,195
  Marketable securities                              24,143           13,836
  Accounts receivable                                97,084           93,713
  Inventories
    Finished products                                44,250           45,386
    Work in process                                   5,705            3,708
    Raw materials and supplies                        5,278            5,430
    Contracts in process                             12,347           15,229
                                                     67,580           69,753
  Income taxes                                       29,170           32,340
  Discontinued operations' net assets                53,105           57,253
  Other current assets                                4,272            3,904
Total current assets                                281,950          286,994

Property, plant, and equipment                      102,551          102,295
Less allowances for depreciation
  and amortization                                   61,521           60,241
                                                     41,030           42,054

Investments                                          38,002           37,611
Other assets                                         28,497           27,988

                                                   $389,479         $394,647

                     Liabilities and Shareholders' Equity

Current liabilities
  Trade accounts payable                           $ 38,483         $ 48,441
  Other current liabilities                          68,190           64,717
Total current liabilities                           106,673          113,158

Long-term obligations                                 6,606            6,711

Retirement obligations                               44,082           43,823

Shareholders' equity
  Common stock                                        6,285            6,285
  Other shareholders' equity                        225,833          224,670
                                                    232,118          230,955

                                                   $389,479         $394,647

See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                                       Three Months Ended
                                                             June 30
                                                     1996             1995

Net sales                                          $104,330          $94,476

Cost of sales                                        80,725           73,767
Marketing and administration                         18,237           16,180
Interest income                                        (857)            (885)
Interest expense                                        356            1,084
Other expense (income)                                2,217             (358)

Continuing operations income
  before income taxes                                 3,652            4,688

Income taxes                                          1,440            1,930

Continuing operations income                          2,212            2,758

Discontinued operations
  income from operations                                               1,891

Net income                                         $  2,212         $  4,649

Earnings per share
Continuing operations                                  $.18             $.23
Net income                                             $.18             $.38

Average shares outstanding                           12,353           12,347

Cash dividends declared
  per common share                                     $.10             $.10

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)

                                                       Three Months Ended
                                                             June 30
                                                     1996             1995
Operations
  Net income                                        $ 2,212          $ 4,649
  Operating assets and liabilities                   (5,471)             599
  Depreciation and amortization                       1,649            1,542
  Discontinued operations                             2,237           (3,574)
  Miscellaneous                                         (75)             (24)
                                                        552            3,192
Investing
  Marketable securities                             (10,226)           6,715
  Capital expenditures                               (1,430)          (2,427)
  Long-term investments                                (237)           1,285
  Sales of operations                                   754              151
  Discontinued operations                             3,807             (450)
  Miscellaneous                                         525               25
                                                     (6,807)           5,299
Financing
  Dividends paid                                     (1,236)          (2,716)
  Debt payments                                        (212)            (418)
  Discontinued operations                            (1,896)            (435)
                                                     (3,344)          (3,569)
Cash and equivalents
  (Decrease) increase                                (9,599)           4,922
  Beginning of year                                  16,195            6,360
  End of period                                     $ 6,596          $11,282

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the result of the decision made in the fourth quarter of fiscal 1996 to sell the Lynx Golf and Mechanical Power Transmission segments before the end of fiscal 1997, the financial statements for fiscal 1996 have been restated.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the three months ended
June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Earnings per share are based on income and the average shares of common stock and dilutive stock options outstanding during the period.

At June 30, 1996, $20.2 million of letters of credit were outstanding under the $100 million commitment from a group of banks for letters of credit and revolving credit loans and letters of credit issued under other arrangements amounted to $2.2 million.

If the March 1996 repeal of the State of Illinois Retail Rate Law of 1987 is not reversed and the assets of two power plants being constructed by the Company, including debt funding by the owner, are insufficient, a pretax loss of up to $14 million could be sustained for which no provision has been made as management believes the Company's costs will be recovered.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Liquid assets amounted to $30,739 and $30,031 at June 30 and March 31, 1996, respectively. At the end of March, they were invested to a greater extent in shorter-term debt instruments classified as cash equivalents rather than as marketable securities. Trade accounts payable declined during the first quarter in line with the more efficient cash management practices instituted in fiscal 1996.

The status of two power plant construction projects and the litigation disclosed in the notes to consolidated financial statements are not expected to have a future material effect on the Company's financial position.

Results of Operations
Sales by the Company's industry segments were as set forth below.

                                                    Three Months Ended June 30
                                                      1996              1995
                                                           (Thousands)
Water Control                                       $ 82,270           $59,790
Power Systems                                         21,773            34,320
Others                                                   287               366
                                                    $104,330           $94,476

The Water Control segment sales increase was derived primarily from plumbing products and water resource construction. Almost half of the 26% increase in sales of plumbing products was attributable to the acquisition last fall of Sanitary-Dash with the remainder generated by higher volumes in each of the other product lines, including sales of new products. Revenues from water resource construction projects were up sharply as work progressed this year on a large contract which had been awarded but delayed in starting in the first quarter of last year.

The greater gross profit margin percentage resulted from a larger proportion of the sales being derived from plumbing products which have higher margins than those obtained from construction contracts and from increased profitability in the Water Control segment.

Marketing and administration expenses were up primarily as the result of commissions on the increased plumbing products sales and several items which lowered 1995's costs compared to those incurred this year. Interest expense last year included a provision related to a litigation liability recorded in fiscal 1994 which was settled in the third quarter of fiscal 1996.

The Company's backlog of unfilled orders by industry segment was as follows:

                                             June          March          June
                                             1996          1996           1995
                                                        (Millions)
Water Control                                $ 86          $ 98           $150
Power Systems                                 122            73            118
                                             $208          $171           $268

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The exhibits listed in the Exhibit Index to this report on Form 10-Q are incorporated herein by reference. Management contracts and compensatory plan arrangements are preceded by an asterisk (*) in the Exhibit Index.

Reports on Form 8-K
The following reports were filed during the quarter for which this report is filed:

  April 24, 1996 incorporating a news release announcing the intention to sell the Lynx Golf and Mechanical Power Transmission businesses.

  June 25, 1996 incorporating a news release announcing anticipated reduced earnings for the first quarter of fiscal 1997 ending June 30, 1996.

  June 28, 1996 incorporating a news release announcing the Company had agreed to sell its Lynx Golf business.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ZURN INDUSTRIES, INC.
                                             (Registrant)



August 14, 1996                              /s/ Dennis Haines
                                             Dennis Haines
                                             General Counsel and Secretary



August 14, 1996                              /s/ John E. Rutzler III
                                             John E. Rutzler III
                                             Vice President-Controller

                                 EXHIBIT INDEX

 3     Articles Of Incorporation And By-laws
       Restated Articles of Incorporation with Amendments through Incorporated
       April 22, 1996 filed as Exhibit 3.1 to Form 10-K for the   by reference
       year ended March 31, 1996

       By-laws as of August 1995 filed as Exhibit 3.1 to Form     Incorporated
       10-Q for the quarter ended September 30, 1995              by reference

 4     Instruments Defining The Rights Of Security Holders,
       Including Indentures
       Description of Common Stock contained in the prospectus    Incorporated
       dated July 26, 1972 beginning on page 18 ("Description of by reference Capital Stock") forming a part of Amendment No. 3 to the Form S-1 Registration Statement No. 2-44631

       Description of Common Stock as set forth in the Restated   Incorporated
       Articles of Incorporation with Amendments through          by reference
       April 22, 1996 filed as Exhibit 3.1 to Form 10-K for the year ended March 31, 1996

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

     * Incentive Compensation Plan filed as Exhibit 10.15 to      Incorporated
       Form 10-K for the year ended March 31, 1996                by reference

11     Statement Re Computation Of Per Share Earnings
       Computation of Earnings Per Share

27     Financial Data Schedule                                    SEC Edgar
                                                                  Filing Only



* - Management contracts and compensatory plan arrangements.