Form 10-Q
period 1996-09-30
ZURN INDUSTRIES INC
filed 1996-11-14
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended September 30, 1996

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
                                 814-452-2111



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
        November 11, 1996 -- Common Stock, $.50 Par Value -- 12,351,208

                        PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)

                                                 September 30,     March 31,
                                                     1996            1996
                                    Assets

Current assets
  Cash and equivalents                              $ 11,938        $ 16,195
  Marketable securities                               30,340          13,836
  Accounts receivable                                 60,046          93,713
  Inventories
    Finished products                                 43,649          45,386
    Work in process                                    1,647           3,708
    Raw materials and supplies                         2,615           5,430
    Contracts in process                              10,182          15,229
                                                      58,093          69,753
  Income taxes                                        29,801          32,340
  Discontinued operations' net assets                 45,925          57,253
  Other current assets                                 2,835           3,904
Total current assets                                 238,978         286,994

Property, plant, and equipment                        86,947         102,295
Less allowances for depreciation
  and amortization                                    49,336          60,241
                                                      37,611          42,054

Investments                                           37,480          37,611
Other assets                                          27,126          27,988

                                                    $341,195        $394,647

                     Liabilities and Shareholders' Equity

Current liabilities
  Trade accounts payable                            $ 22,416        $ 48,441
  Other current liabilities                           36,365          64,717
Total current liabilities                             58,781         113,158

Long-term obligations                                  6,403           6,711

Retirement obligations                                43,869          43,823

Shareholders' equity
  Common stock                                         6,285           6,285
  Other shareholders' equity                         225,857         224,670
                                                     232,142         230,955

                                                    $341,195        $394,647

See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                    Three Months Ended      Six Months Ended
                                       September 30           September 30
                                      1996      1995         1996      1995


Net sales                            $81,516   $70,187     $164,073  $130,343

Cost of sales                         58,889    50,455      118,487    91,775
Marketing and administration          14,906    13,731       28,959    25,708
Interest income                         (748)     (803)      (1,541)   (1,682)
Interest expense                         334       991          651     1,999
Other income                            (599)     (867)      (1,628)   (1,590)

Continuing operations income
  before income taxes                  8,734     6,680       19,145    14,133

Income taxes                           3,200     2,540        7,090     5,490

Continuing operations income           5,534     4,140       12,055     8,643

Discontinued operations
  (Loss) income from operations       (4,855)      (65)      (9,164)       81
  Loss provision reversal                600                    600

Net income                           $ 1,279   $ 4,075     $  3,491  $  8,724

Earnings per share
Continuing operations                   $.44      $.33         $.97      $.70
Net Income                              $.10      $.33         $.28      $.71

Average shares outstanding            12,369    12,384       12,361    12,365

Cash dividends declared
  per common share                      $.10      $.10         $.20      $.20

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)

                                                          Six Months Ended
                                                            September 30
                                                         1996         1995
Operations
  Net income                                          $  3,491      $  8,724
  Operating assets and liabilities                      (2,727)      (12,178)
  Depreciation and amortization                          2,822         2,483
  Discontinued operations                               (4,539)        6,627
  Miscellaneous                                             11          (265)
                                                          (942)        5,391
Investing
  Marketable securities                                (16,496)        4,346
  Capital expenditures                                  (2,786)       (5,569)
  Long-term investments                                   (574)        1,068
  Sales of operations                                      846           259
  Discontinued operations                               19,944        (1,569)
  Miscellaneous                                            602            39
                                                         1,536        (1,426)
Financing
  Dividends paid                                        (2,470)       (3,950)
  Debt payments                                           (407)         (499)
  Discontinued operations                               (1,974)         (528)
                                                        (4,851)       (4,977)
Cash and equivalents
  Decrease                                              (4,257)       (1,012)
  Beginning of year                                     16,195         6,360
  End of period                                       $ 11,938      $  5,348

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the result of the decision made in the fourth quarter of fiscal 1996 to sell the Lynx Golf and Mechanical Power Transmission segments and the decision in the second quarter of fiscal 1997 to sell the Power Systems segment businesses, the statements of consolidated operations and cash flows have been restated.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Earnings per share are based on income and the average shares of common stock and dilutive stock options outstanding during the period.

At September 30, 1996, $22.0 million of letters of credit were outstanding under the $100 million commitment from a group of banks for letters of credit and revolving credit loans and letters of credit issued under other arrangements amounted to $2.2 million.

If the March 1996 repeal of the State of Illinois Retail Rate Law of 1987 is not reversed and the assets of two power plants being constructed by the Company, including debt funding by the owner, are insufficient, a pretax loss of up to $14 million could be sustained by the discontinued Power Systems businesses for which no provision has been made as management believes the Company's costs will be recovered.

There are various claims, legal, and environmental proceedings which management believes will have no material effect on the Company's financial position or results of operations when they are resolved.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Restructuring
The decision to sell the Power Systems businesses was made in the second quarter of fiscal 1997 and, accordingly, they and the Lynx Golf and Mechanical Power Transmission segments are reported in the consolidated financial statements as discontinued operations. The assets and liabilities of the discontinued operations have been removed from the consolidated accounts and are presented in the statement of financial position as a single net asset (Lynx Golf and Mechanical Power Transmission at March 31, 1996 and all three segments at September 30, 1996) resulting in significant decreases in accounts receivable, inventories, property, plant, and equipment, and current liabilities at September 30, 1996 compared to the amounts reported for previous periods. The statements of consolidated operations and cash flows have been restated to present separately for all periods the continuing operations of the Water Control segment, now the Company's dominant segment, and the discontinued operations.

Financial Condition
Liquid assets amounted to $42,278 and $30,031 at June 30 and March 31, 1996, respectively. At the end of March, they were invested to a greater extent in shorter-term debt instruments classified as cash equivalents rather than as marketable securities. An income tax refund during the six month period reduced the current asset. During the period, the Power Systems' assets increased and a partial payment from the sale of Lynx Golf decreased the discontinued operations' net assets.

The status of two power plant construction projects and the litigation disclosed in the notes to consolidated financial statements are not expected to have a future material effect on the Company's financial position.

Results of Operations
The Water Control segment is now the Company's dominant industry segment. Its sales increase was derived primarily from plumbing products and water resource construction. Almost half of the 24% increase in sales of plumbing products was attributable to the acquisition last fall of Sanitary-Dash with the remainder generated by higher volumes in each of the other product lines, including sales of new products. Revenues from water resource construction projects were up sharply in the current year's first quarter as work progressed this year on a large contract which had been awarded but delayed in starting in the first quarter of last year.

Marketing and administration expenses were up primarily as the result of commissions on the increased plumbing products sales and several items which lowered 1995's costs compared to those incurred this year.

The Water Control segment backlog of unfilled orders was: September 1996 - $66 million; June 1996 - $86 million; September 1995 - $139 million.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The January 1994 complaint filed by the State of California in the Municipal Court of the Los Angeles Judicial District against the Company's subsidiary, Zurn Constructors, Inc., and two of its employees alleging felony and misdemeanor violations of the State's Health and Safety, Water, and Penal codes was dismissed by the District Attorney on July 31, 1996, and simultaneously the Court entered a consent judgment in a civil proceeding requiring the subsidiary to pay a total of $12,500.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the August 2, 1996 annual meeting of shareholders, votes were cast as follows:
                                           Votes For       Votes Withheld
  Election of directors for a
    term of three years each:
      Zoe Baird                           10,816,809          364,592
      William E. Butler                   10,829,018          352,383

  Adopt the 1996 Employee Stock Plan
    Votes For     10,264,260       Abstentions     386,214
    Votes Against    530,927       Broker Nonvotes     -0-

  Adopt amendments to the 1995 Directors Stock Option Plan
    Votes For     10,164,807       Abstentions     420,945
    Votes Against    595,649       Broker Nonvotes     -0-

  Ratify appointment of auditors
    Votes For     11,071,260       Abstentions      47,907
    Votes Against     62,234       Broker Nonvotes     -0-


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



November 13, 1996                            /s/ Dennis Haines
                                             Dennis Haines
                                             General Counsel and Secretary



November 13, 1996                            /s/ John E. Rutzler III
                                             John E. Rutzler III
                                             Vice President-Controller

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

     * Agreements Relating to Employment dated June 5, 1989 with  Incorporated
       J.A. Zurn filed as Exhibit 10H to Form 10-Q for the        by reference
       quarter ended June 30, 1989; dated October 17, 1994 with
       R.R. Womack filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 1994; dated May 1, 1995 with
       D.L. Butynski and July 1, 1995 with J.R. Mellett filed as
       Exhibit 10.8 to Form 10-Q for the quarter ended June 30,
       1995; dated August 14, 1995 with F.E. Sheeder filed as
       Exhibit 10.11 to Form 10-Q for the quarter ended September
       30, 1995

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

     * Zurn Supplemental Pension Plan filed as Exhibit 10.5 to    Incorporated
       Form 10-Q for the quarter ended December 31, 1994          by reference

     * Indemnity Agreements dated August 14, 1986 with E.J.       Incorporated
       Campbell, D.W. Wallace, and J.A. Zurn filed as Exhibit     by reference
       19J to Form 10-Q for the quarter ended September 30, 1986;
       dated October 20, 1986 with J.E. Rutzler III filed as
       Exhibit 10B to Form 10-Q for the quarter ended December
       31, 1988; dated January 25, 1993 with W.E. Butler,
       April 1, 1993 with D. Haines, and August 6, 1993 with
       Z. Baird filed as Exhibit 10A to Form 10-Q for the quarter ended June 30, 1993; dated October 17, 1994 with
       R.R. Womack filed as Exhibit 10.6 to Form 10-Q for the quarter ended December 31, 1994; dated May 1, 1995 with
       D.L. Butynski, June 8, 1995 with R.D. Neary, and July 1,
       1995 with J.R. Mellett filed as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 1995; dated August 14, 1995 with F.E. Sheeder filed as Exhibit 10.12 to Form 10-Q for the quarter ended September 30, 1995; dated October 30,
       1995 with M.K. Brown filed as Exhibit 10.14 to Form 10-Q for the quarter ended December 31, 1995

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