Form 10-Q
period 1996-12-31
ZURN INDUSTRIES INC
filed 1997-02-11
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended December 31, 1996

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
                                 814-452-2111



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
        February 10, 1997 -- Common Stock, $.50 Par Value -- 12,352,458

                        PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)

                                                 December 31,      March 31,
                                                     1996            1996
                                    Assets

Current assets
  Cash and equivalents                              $49,636         $ 16,195
  Marketable securities                              39,815           13,836
  Accounts receivable                                56,402           93,713
  Inventories
    Finished products                                40,846           45,386
    Work in process                                   1,518            3,708
    Raw materials and supplies                        1,680            5,430
    Contracts in process                             12,354           15,229
                                                     56,398           69,753
  Income taxes                                       23,735           32,340
  Discontinued operations' net assets                14,964           57,253
  Other current assets                                4,113            3,904
Total current assets                                245,063          286,994

Property, plant, and equipment                       82,705          102,295
Less allowances for depreciation
  and amortization                                   47,065           60,241
                                                     35,640           42,054

Investments                                          34,752           37,611
Other assets                                         29,094           27,988

                                                   $344,549         $394,647

                     Liabilities and Shareholders' Equity

Current liabilities
  Trade accounts payable                            $18,534         $ 48,441
  Other current liabilities                          38,155           64,717
Total current liabilities                            56,689          113,158

Long-term obligations                                 6,304            6,711

Retirement obligations                               43,106           43,823

Shareholders' equity
  Common stock                                        6,285            6,285
  Other shareholders' equity                        232,165          224,670
                                                    238,450          230,955

                                                   $344,549         $394,647

See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                    Three Months Ended     Nine Months Ended
                                       December 31            December 31
                                      1996      1995         1996      1995


Net sales                            $65,997   $76,399     $230,070  $206,742

Cost of sales                         45,891    57,402      164,378   149,177
Marketing and administration          13,834    13,029       42,793    38,737
Interest income                         (887)     (837)      (2,428)   (2,519)
Interest expense                         441       293        1,092       962
Other income                          (1,369)     (608)      (2,997)   (2,198)

Continuing operations income
  before income taxes                  8,087     7,120       27,232    22,583

Income taxes                           3,210     2,690       10,300     8,660

Continuing operations income           4,877     4,430       16,932    13,923

Discontinued operations
  (Loss) from operations                          (936)      (9,164)   (1,705)
  Gain on disposal                     2,164                  2,764

Net income                           $ 7,041   $ 3,494     $ 10,532  $ 12,218

Earnings per share
Continuing operations                   $.39     $ .36        $1.36     $1.13
Discontinued operations                  .18      (.08)        (.51)     (.14)
Net Income                              $.57     $ .28        $ .85     $ .99

Average shares outstanding            12,510    12,416       12,411    12,382

Cash dividends declared
  per common share                      $.10      $.10         $.30      $.30

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)

                                                         Nine Months Ended
                                                            December 31
                                                         1996         1995
Operations
  Net income                                          $ 10,532      $ 12,218
  Operating assets and liabilities                      12,818        (7,741)
  Depreciation and amortization                          4,383         3,718
  Discontinued operations                              (25,374)      (10,745)
  Miscellaneous                                         (2,284)         (574)
                                                            75        (3,124)
Investing
  Marketable securities                                (25,925)       32,493
  Capital expenditures                                  (4,389)       (7,307)
  Purchase of business                                                (5,967)
  Sales of operations                                    2,706           376
  Discontinued operations                               66,706        (2,848)
  Miscellaneous                                            622           797
                                                        39,720        17,544
Financing
  Dividends paid                                        (3,703)       (5,181)
  Debt payments                                           (626)       (1,112)
  Stock options exercised                                  160
  Discontinued operations                               (2,185)         (980)
                                                        (6,354)       (7,273)
Cash and equivalents
  Increase                                              33,441         7,147
  Beginning of year                                     16,195         6,360
  End of period                                       $ 49,636      $ 13,507

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The statements of consolidated operations and cash flows have been restated as the result of the decisions made in the fourth quarter of fiscal 1996 to sell the Lynx Golf and Mechanical Power Transmission segments and in the second quarter of fiscal 1997 to sell the Power Systems segment businesses.

The disposition of the Lynx Golf and Mechanical Power Transmission segments was completed in the current year's third quarter with an after-tax gain of $7,164 being realized, of which $2,164 has been recognized as a result of the second quarter decision to discontinue the Power Systems segment businesses. Last year's $600 fourth quarter discontinued operations loss provision was reversed in the second quarter.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Earnings per share are based on income and the average shares of common stock and dilutive stock options outstanding during the period.

At December 31, 1996, $19.2 million of letters of credit were outstanding under the $100 million commitment from a group of banks for letters of credit and revolving credit loans and letters of credit issued under other arrangements amounted to $2.4 million.

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

A subsidiary of the Company merged into Eljer Industries, Inc. on January 27, 1997 following a $24.00 per share cash tender offer for all the outstanding common stock of Eljer. In connection with the merger, the Company's existing agreement for letters of credit and revolving credit loans was terminated and a credit agreement was entered into by the Company and an Eljer subsidiary. Under the agreement, the Company may borrow $90 million to finance the purchase of Eljer common stock and $50 million for general corporate purposes, including letters of credit aggregating no more than $40 million until 1998 and $30 million thereafter. The Eljer subsidiary may borrow $110 million to refinance existing debt and fund the trust contemplated by the Third Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy code for its subsidiary, United States Brass Corporation.

Substantially all of the Company's and Eljer's domestic accounts receivable, inventories, and property, plant, and equipment (other than those of the Power Systems businesses and certain other underutilized assets which the Company expects to sell) have been pledged as security for loans and letters of credit under the credit agreement.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Restructuring
The decision to sell the Power Systems businesses was made in the second quarter of fiscal 1997 and, accordingly, they and the Lynx Golf and Mechanical Power Transmission segments, whose disposition was completed in the third quarter, are reported in the consolidated financial statements as discontinued operations. The assets and liabilities of the discontinued operations have been removed from the consolidated accounts and are presented in the statement of financial position as a single net asset (Lynx Golf and Mechanical Power Transmission at March 31, 1996 and the Power Systems segment at December 31,
1996) resulting in significant decreases in accounts receivable, inventories, property, plant, and equipment, and current liabilities at December 31, 1996 compared to the amounts reported for previous periods. The statements of consolidated operations and cash flows have been restated to present separately for all periods the continuing operations of the Water Control segment, now the Company's dominant segment, and the discontinued operations.

Financial Condition
Liquid assets increased from $30,031 at March 31, 1996 to $89,451 at December 31, 1996, and the discontinued operations' net assets decreased, as the result of completing the sales of the Lynx Golf and Mechanical Power Transmission segments. An income tax refund and the reversal of deferred income taxes on the sale of discontinued operations reduced the current asset. The property, plant, and equipment decrease is attributable to discontinuing the Power Systems businesses and the sale of Gary Concrete. Accelerated collection of long-term notes receivable reduced the Company's investments.

The status of two power plant construction projects and the litigation disclosed in the notes to consolidated financial statements are not expected to have a future material effect on the Company's financial position.

Results of Operations
The Water Control segment is now the Company's dominant industry segment. Its sales increase for the nine months was derived from plumbing products and fire protection systems. Half of the more than 20% year-to-date increase in sales of plumbing products was attributable to market gains and almost half from the acquisition last fall of Sanitary-Dash with the balance being derived from internally developed new products. As a result of a low backlog and the sale of Gary Concrete, revenues from water resource construction projects declined sharply in the current year's third quarter and more than offset the revenue gains in the first six months which were derived from substantially completing a large contract.

Gross profit margin percentages were larger this year as plumbing products contributed a greater proportion of the total revenues. Marketing and administration expenses were up primarily as the result of commissions on the increased plumbing products sales and several items which lowered 1995's costs compared to those incurred this year.

The Water Control segment backlog of unfilled orders was: December 1996 - $105 million; September 1996 - $66 million; December 1995 - $111 million.

The following tables set forth the fiscal 1997 an 1996 quarterly data (thousands except per share amounts) restated for the effects of discontinuing the Lynx Golf and Mechanical Power Transmission segments and the Power Systems segment businesses.

                          Year Ending March 31, 1997

                                 First     Second     Third
                               Quarter    Quarter   Quarter

Net sales                      $82,557   $81,516     $65,997
Gross profit                    22,959    22,627      20,106
Continuing operations income     6,521     5,534       4,877
Discontinued operations         (4,309)   (4,255)      2,164
Net income                       2,212     1,279       7,041

Earnings Per Share
Continuing operations            $ .53     $ .44        $.39
Net income                         .18       .10         .57

                          Year Ended March 31, 1996

                                 First     Second     Third     Fourth
                               Quarter    Quarter   Quarter    Quarter

Net sales                      $60,156   $70,187     $76,399   $77,941
Gross profit                    18,836    19,732      18,997    21,813
Continuing operations income     4,928     4,565       4,430     7,604
Discontinued operations           (279)     (490)       (936)   (3,152)
Net income                       4,649     4,075       3,494     4,452

Earnings Per Share
Continuing operations            $ .40     $ .37       $ .36     $ .61
Net income                         .38       .33         .28       .36

Fiscal 1996 fourth quarter includes unusual gains on sales of underutilized assets and an unusually low effective tax rate.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Form 10-Q, Part II, Item 1 for the quarterly period ended September 30,
1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The exhibits listed in the Exhibit Index to this report on Form 10-Q are incorporated herein by reference. Management contracts and compensatory plan arrangements are preceded by an asterisk (*) in the Exhibit Index.

Reports on Form 8-K
The following reports were filed during the quarter for which this report is filed:

  October 10, 1996 incorporating a news release announcing the intention to sell the Power Systems construction and equipment supply businesses.

  October 22, 1996 incorporating a news release announcing that terms had been agreed to for the sale of the Mechanical Power Transmission Group to Constellation Capital Partners LLC.

  December 16, 1996 incorporating a new release announcing the execution of a definitive merger agreement in which an affiliate of the Company agreed to acquire all of the outstanding common stock of Eljer Industries, Inc.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                             ZURN INDUSTRIES, INC.
                                             (Registrant)



February 11, 1997                            /s/ Dennis Haines
                                             Dennis Haines
                                             General Counsel and Secretary



February 11, 1997                            /s/ John E. Rutzler III
                                             John E. Rutzler III
                                             Vice President-Controller

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

10.16* 1986 Retirement Plan for Outside Directors of Zurn
       Industries, Inc. as amended June 3, 1996

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

     * Zurn Supplemental Pension Plan filed as Exhibit 10.5 to    Incorporated
       Form 10-Q for the quarter ended December 31, 1994          by reference

     * Indemnity Agreements dated August 14, 1986 with E.J.       Incorporated
       Campbell and J.A. Zurn filed as Exhibit 19J to Form 10-Q   by reference
       for the quarter ended September 30, 1986; dated October
       20, 1986 with J.E. Rutzler III filed as Exhibit 10B to
       Form 10-Q for the quarter ended December 31, 1988; dated
       January 25, 1993 with W.E. Butler, April 1, 1993 with
       D. Haines, and August 6, 1993 with Z. Baird filed as
       Exhibit 10A to Form 10-Q for the quarter ended June 30,
       1993; dated October 17, 1994 with R.R. Womack filed as
       Exhibit 10.6 to Form 10-Q for the quarter ended December
       31, 1994; dated May 1, 1995 with D.L. Butynski, June 8,
       1995 with R.D. Neary, and July 1, 1995 with J.R. Mellett filed as Exhibit 10.9 to Form 10-Q for the quarter ended
       June 30, 1995; dated August 14, 1995 with F.E. Sheeder filed as Exhibit 10.12 to Form 10-Q for the quarter ended September 30, 1995; dated October 30, 1995 with
       M.K. Brown filed as Exhibit 10.14 to Form 10-Q for the quarter ended December 31, 1995

     * Irrevocable Trust Agreements for the Grantor's: 1986       Incorporated
       Retirement Plan for Outside Directors of Zurn Industries, by reference Inc.; Deferred Compensation Plan for Non-Employee
       Directors; Supplemental Executive Retirement Plan for
       Zurn Industries, Inc.; Zurn Industries, Inc. Supplemental
       Pension Plan for Participants in the Deferred Compensation
       Plan for Salaried Employees; Deferred Compensation Plan for Salaried Employees; Optional Deferment Plan for
       Incentive Compensation Plan Participants filed as Exhibit
       19I to Form 10-Q for the quarter ended September 30, 1986

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

     * Incentive Compensation Plan filed as Exhibit 10.15 to      Incorporated
       Form 10-K for the year ended March 31, 1996                by reference

11     Statement Re Computation Of Per Share Earnings
       Computation of Earnings Per Share

27     Financial Data Schedule
27.1   Financial Data Schedule Quarter Ended December 31, 1996    SEC Edgar
                                                                  Filing Only

27.2   Restated Financial Data Schedule Quarters Ended June 30    SEC Edgar
       and September 30, 1996                                     Filing Only

27.3   Restated Financial Data Schedule Year Ended                SEC Edgar
       March 31, 1996                                             Filing Only



* - Management contracts and compensatory plan arrangements.