Form 10-K405
period 1997-03-31
ZURN INDUSTRIES INC
filed 1997-06-27
CIK 109446

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X           Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [Fee Required]
                   For the Fiscal Year Ended March 31, 1997

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
                                 814-452-2111

          Securities Registered Pursuant to Section 12(b) of the Act
       Title of Each Class                       Exchange on Which Registered
  Common Stock, $.50 Par Value                   New York Stock Exchange, Inc.
                                                    Pacific Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $327,539,000 based on the closing sale price per share for the 12,359,962 shares of Common Stock, $.50 par value, outstanding on May 30, 1997 and excluding the value of 2,072 shares of preferred stock which have no quoted market value.

                      Documents Incorporated by Reference
  Portions of Annual Report to Shareholders for the year ended March 31, 1997 incorporated by reference in Parts I and II

  Portions of Proxy Statement dated June 27, 1997 incorporated by reference in
  Part III

PART I

ITEM 1 - BUSINESS

General Development Of Business

Zurn Industries, Inc., founded in 1900 and incorporated in 1932, together with its subsidiaries ("Company") designs, constructs, manufactures, markets, and operates in two industry segments: Building Products and Water Resource Construction. The categorization of the Company's businesses in these segments in fiscal 1997 resulted from the acquisition of Eljer Industries, Inc., a manufacturer and marketer of plumbing and HVAC building products and a decision to sell the Power Systems segment businesses.

The first and third paragraphs of "Notes to Consolidated Financial Statements
- Commitments and Contingencies" on page 37 of the Annual Report to Shareholders for the year ended March 31, 1997 which discuss the bankruptcy status of an indirect, wholly-owned subsidiary are incorporated herein by reference.

Financial Information About Industry Segments

"Industry Segment Data" on page 29 of the Annual Report to Shareholders for the year ended March 31, 1997 is incorporated herein by reference.

Narrative Description Of Business

"Notes to Consolidated Financial Statements - Business Description" on page 30 of the Annual Report to Shareholders for the year ended March 31, 1997, excluding the last sentence of the first paragraph and the fourth paragraph, is incorporated herein by reference.

Product Class Sales
                                                    Year Ended March 31
Segment And Products                             1997      1996      1995
                                                        (Thousands)
Building Products
  Plumbing products                            $202,658  $140,925  $121,133
  Fire protection systems                        45,415    38,230    34,541
  Other products                                 23,127     1,635       990

Water Resource Construction
  Construction and construction services         69,145    84,245    58,808
  Other products                                 12,673    19,648    18,380

Building Products - Plumbing and HVAC products for the construction and remodeling markets, including: vitreous china toilets and lavatories, enameled cast iron tubs, lavatories and whirlpools, plumbing connectors, flexible systems and supplies; roof, floor, and trench drains, primers, traps, backwater valves, hair, grease, oil, and solids interceptors and recovery systems, cleanouts, off-the-floor fixture supports, service basins, water hammer arrestors, hydrants, floor and mop sinks, ferrous castings, flush valves, shower heads, faucets, and hand dryers; tubular brass and plastic plumbing supplies, sink strainers, shower heads, and toilet tank accessories; pressure reducing and regulating valves, temperature/pressure relief valves, swing-away ball valves, reduced pressure backflow preventers, pressure vacuum breakers, check valves, double check valves, water gravity flow systems; and, registers, venting grilles and systems, prefabricated chimneys, air difusers, fireplaces. Automatic interior fire protection sprinkler systems for new construction and remodeling projects.

Water Resource Construction - Construction of water resource and treatment systems and general construction services for civil, structural, and mechanical piping.

Segment Status

No new segment or product is being planned or developed which will require the investment of a material amount of the Company's assets, or which otherwise is material.

Sources And Availability Of Raw Materials

The Company's businesses use clay, ferrous and nonferrous metals, and plastics purchased from various domestic and foreign suppliers. The sources of supply are adequate and the Company is not substantially dependent upon any one supplier.

Patents And Licenses

The Company owns numerous patents relating to the design and manufacture of its products and systems. From time to time the Company grants licenses to others under certain of its patents and obtains licenses under the patents of others. While the Company considers that, in the aggregate, its patents and licenses are important in the operation of its businesses, it believes that the successful manufacture and sale of its products generally depends more upon its technological know-how and manufacturing, marketing, and construction skills.

Seasonal Business

Neither of the industry segments is considered to have significant seasonal business.

Working Capital Requirements

Certain products of the Building Products segment are considered standard items and significant amounts of inventory are required to meet rapid delivery requirements of customers.

Customer Dependence

Neither of the industry segments has a customer the loss of which would have a material adverse effect on the segment.

Customer Identity

There are no customers the loss of which would have a material adverse effect on the Company.

Backlog

The backlog of unshipped orders was as follows:
                                                            March 31
                                                      1997           1996
                                                          (Thousands)
Building Products                                   $ 50,000       $30,000
Water Resource Construction                           81,000        68,000
                                                    $131,000       $98,000

Approximately 41% of the Water Resource Construction backlog is expected to be completed in fiscal years ending after March 31, 1998.

Government Contracts

No material portion of the business of either industry segment is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Competitive Conditions

The Company's major markets are commercial, consumer, industrial, and municipal. The Company competes with a number and variety of diverse manufacturers and distributors, both large and small. Because of the multiplicity and diversity of such markets, it is impracticable to ascertain a proper competitive rating index.

In general, all the Company's products and systems are sold for the most part in world-wide markets characterized by substantial price, service, and product quality competition.

Research And Development

Research and development expenditures were not material in any of the last three years.

Impact Of Environmental Laws And Regulations

Federal, state, and local regulations enacted to regulate the discharge of materials into the environment are not expected to have any material effect on the Company's capital expenditures, earnings, or competitive position.

Number Of Employees

The Company has approximately 5,100 employees.

Foreign And Domestic Operations And Export Sales

The Company's foreign operations represented less than 10% of consolidated sales, operating income, and assets in each of the last three years and exports sales were not significant.


ITEM 2 - PROPERTIES

The Company principally operates in various locations throughout the United States with other facilities in Canada and Europe all of which are considered to be in good condition, well maintained, and adequate for its purposes. The approximate square feet of floor space utilized at operating capacities ranging from approximately 45% to 95% is as follows:

                                                      Owned         Leased
Building Products                                   4,011,800      1,469,400
Water Resource Construction                            42,400
Corporate Headquarters and Others                     212,300
                                                    4,266,500      1,469,400


ITEM 3 - LEGAL PROCEEDINGS

United States Brass Corporation Bankruptcy

On May 23, 1994, the Company's indirect, wholly-owned subsidiary, United States Brass Corporation ("US Brass") filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Texas ("Bankruptcy Court") for the purpose of systematically resolving issues resulting from sales of polybutylene plumbing systems ("Systems") and related litigation and to seek confirmation of a plan of reorganization ("Plan") which, among other things, provides for the payment, satisfaction and discharge of all claims against US Brass involving the Systems. US Brass is conducting its business and managing its properties as a debtor-in-possession under Section 1108 of the Bankruptcy Code subject to the supervision and orders of the Bankruptcy Court.

US Brass is a defendant, together in some cases with the Company's wholly-owned subsidiary Eljer Industries, Inc. (Eljer) and its subsidiary, Eljer Manufacturing, Inc. ("EMI"), in a number of lawsuits arising out of the manufacture and sale of the Systems. Other defendants in the Systems lawsuits are Shell Chemical Company ("Shell"), the manufacturer of polybutylene resin from which US Brass extruded the pipe used in the Systems, Hoechst Celanese Corporation ("Hoechst Celanese"), the manufacturer of a resin from which US Brass molded Celcon acetal fittings formerly used in the Systems, other pipe and fittings manufacturers, and builders, developers and plumbing contractors. These lawsuits allege that the Systems leaked and seek recovery based on negligence, breach of warranty, strict tort liability and, in some cases, fraud or misrepresentation.

Between 1988 and July 1991, US Brass, Shell, and Hoechst Celanese shared the cost of repairs and replacements of Systems and Shell and Hoechst Celanese have settled and continue to settle cases and repair or replace Systems for which they contend US Brass was or is partially responsible. Litigation filed by Hoechst Celanese and Shell in New Jersey state court against US Brass and EMI relating to the Systems and the sharing of repair and replacement costs remains pending in the Bankruptcy Court on a motion for reconsideration filed by EMI following a decision by the Bankruptcy Court to remand those claims back to New Jersey state court.

Since 1985 Eljer has been involved in litigation with its insurance carriers concerning coverage for Systems litigation. In 1992, the United States Court of Appeals for the Seventh Circuit ("Seventh Circuit") issued an opinion holding that the policy period of coverage of a Systems claim is triggered by the date of installation of the System as opposed to the date when the leak occurs. However, significant insurance coverage litigation remains pending and the Seventh Circuit opinion is not necessarily binding on all insurance carriers issuing coverage to Eljer. Various insurance carriers filed state court actions seeking declaratory relief that they are not obligated to provide insurance coverage for Systems litigation. These actions were removed to the Bankruptcy Court for the Northern District of Illinois and, in November 1994, the court denied a US Brass motion to transfer venue to the United States District Court for the Eastern District of Texas and granted the insurer's motion to abstain from hearing the case and to remand to the state courts. The appeal filed by US Brass to the United States District Court for the Northern District of Illinois was denied on July 2, 1996, and US Brass has appealed to the Seventh Circuit which affirmed the lower court's decision on April 2, 1997. The actions have been remanded to the state courts, but remain subject to the automatic stay as a result of the bankruptcy of US Brass. The United States District Court for the Eastern District of Texas has not ruled on US Brass' appeal from the dismissal of an adversary action filed by US Brass in the Bankruptcy Court against all insurance companies involved in the Illinois state court actions as well as one additional carrier.

On March 22, 1995, Eljer, EMI, and US Brass filed with the Bankruptcy Court a proposed Plan for US Brass under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court rejected the Plan on the basis that it was not confirmable and an appeal is pending. An Amended Plan of Reorganization ("Amended Brass Plan"), containing proposed settlements with Eljer, EMI and Shell, and an Amended Disclosure Statement ("Amended Brass Disclosure Statement") have been filed. A hearing was held on objections filed by various parties to the Amended Brass Disclosure Statement on August 22, 1995.

The Official Polybutylene Claimants Committee ("PB Committee") in the US Brass bankruptcy filed a proposed plan of reorganization ("PB Committee Plan") and proposed disclosure statement ("PB Committee Disclosure Statement"). A hearing was held on June 20, 1995 by the Bankruptcy Court on objections filed by various parties to the PB Committee Disclosure Statement.

On April 8, 1996, the Bankruptcy Court approved the Amended Brass Disclosure Statement and the Amended Brass Plan and the PB Committee Plan and the PB Committee Disclosure Statement. However, because significant developments had occurred, the Bankruptcy Court permitted the parties to update disclosure statements and modify their plans. On November 29, 1996, Eljer, EMI, and US Brass filed the Third Amended Brass Plan of Reorganization ("Third Amended Brass Plan") and the Third Amended Disclosure Statement ("Third Amended Brass Disclosure Statement") and the PB Committee filed its Second Amended Disclosure Statement ("Amended PB Committee Disclosure Statement") and its Second Amended Plan of Reorganization ("Amended PB Committee Plan"). The Third Amended Brass Plan contains proposed settlements with Eljer, EMI, Shell, Celanese, and the class in the case entitled "Tina Cox et al. v. Shell Oil Company et al." ("Cox") which includes class members formerly in the case entitled "Garria Spencer, et al. v. Shell Oil Company et al." ("Spencer").
The Bankruptcy Court held a hearing on January 22, 1997 to consider the Third Amended Brass Disclosure Statement, the Amended PB Disclosure Statement, and objections thereto, but has not yet ruled on the two disclosure statements.

On October 10, 1996, a motion to lift stay ("Stay Motion") was filed seeking modification of the automatic stay to permit the filing and prosecution of a national class action in the United States District Court for the Eastern District of Texas ("1996 Complaint"). The 1996 Complaint seeks to certify a class of plumbing claims consisting of substantially all plumbing claimants not covered by the settlement in "Cox", plus a vaguely defined subset of the class covered by "Cox". On April 15, 1997, the Stay Motion was denied.

On October 28, 1996, the PB Committee filed a Motion to Convert the US Brass Chapter 11 bankruptcy to a case under Chapter 7 of the Bankruptcy Code ("Conversion Motion"). Consideration of the Conversion Motion has been postponed several times without objection by the PB Committee. If the Conversion Motion is granted, US Brass would be liquidated.

In connection with settlements reached by various parties in the Cox and Spencer litigation ("Cox-Spencer Agreement"), Eljer, EMI, and US Brass entered into a tentative settlement contingent upon confirming a reorganization plan in the US Brass bankruptcy embodying the terms of the tentative settlement and finalization of an agreement with the parties to the Cox-Spencer Agreement. The tentative settlement provides that EMI and US Brass will contribute an amount equal to any proceeds of their insurance policies and Eljer will contribute $53.4 million in cash and a noninterest bearing note for $20 million payable over 10 years. In exchange for such consideration, Eljer, EMI, and US Brass will receive relief satisfactory to them from claims arising from polybutylene sales to date and US Brass will remain an indirect, wholly-owned operating subsidiary of the Company. The terms of the Cox-Spencer Agreement are contained in the Third Amended Brass Plan. If the tentative settlement does not result in a confirmed Plan of Reorganization, it is not presently possible to estimate the ultimate number or dollar value of Systems claims that may be filed and allowed in the bankruptcy case. As of February 15, 1997, approximately 1,535 claims had been filed with the Bankruptcy Court, asserting the aggregate amount of approximately $2.15 billion, consisting primarily of alleged Systems related damages. Additional claims may be filed. Many claims are disputed or based on contingencies that have not occurred. Other claims have been made which do not specify the amount of damages.

Certain parties have alleged that claims exist against EMI and Eljer relating to the Systems. Approximately 59 lawsuits representing approximately 25,000 homes have been filed in state or federal courts in eight different states that name Eljer and/or EMI or its predecessor, Household Manufacturing, Inc., in addition to other parties, as defendants. These claims include allegations of direct and alter ego liability. It is not known what effect the Cox-Spencer Agreement will have on these lawsuits, although it is expected that some of them may be dismissed following finalization of the Cox-Spencer Agreement.

Environmental Matters

EMI has submitted a closure plan for a brass foundry in Marysville, Ohio which was closed in 1987 to the Ohio Environmental Protection Agency ("Ohio EPA"). Despite meeting certain financial assurance requirements, EMI received correspondence from the Ohio Attorney General threatening commencement of a lawsuit for failure to meet all of its obligations. On July 7, 1995, the Attorney General informed EMI of the intent to assess a $2.5 million civil penalty for financial assurance violations. On December 11, 1995, a Consent Order was entered by the Court of Common Pleas for Union County, Ohio wherein EMI agreed to pay a reduced cash penalty of $750,000, with an additional fine of $500,000 to be suspended pending completion of closure activities at the Marysville site in accordance with a closure plan approved by the Ohio EPA.
To meet EMI's remaining financial assurance obligations, the Consent Order also required funding an $8.5 million trust account during 1996 to be used to pay for implementation of the Marysville closure plan. EMI has paid the $750,000 penalty and funded $5.5 million into the trust account. As a result of its failure to timely fund the final payment, the Ohio EPA assessed, and EMI paid, the maximum stipulated penalty of $100,000 as provided in the Consent Order. EMI has since notified the Ohio EPA of its intent to fund the final $3.0 million trust account payment in July 1997.

EMI submitted a plan for closure of the hazardous waste management unit at its Salem, Ohio facility to the Ohio EPA on April 30, 1993. Comments received from the Ohio EPA indicate the closure plan will require modifications. The current estimated cost of implementing the closure plan, excluding post-closure care, is approximately $3.2 million. In connection with the anticipated closure plan revisions, a proposal submitted by EMI for the reduction of post-closure care costs from $1.9 million to $1.0 million (undiscounted) was accepted by the Ohio EPA in September 1996. After March 1992, EMI was unable to meet its financial assurance obligations with respect to the Salem site. The United States Department of Justice ("DOJ") sought payment by EMI of a cash penalty of $175,000, with an additional fine of $912,000 to be held in abeyance pending completion of the site closure activities without any further violations of EMI's financial assurance obligations. EMI accepted the offer and amendments to the 1990 consent decree were approved and entered by the United States District Court for the Northern District of Ohio on June 20, 1996 and EMI paid the $175,000 penalty.

EMI negotiated a settlement with the DOJ and the United States Environmental Protection Agency ("EPA") for alleged violations of the Clean Water Act for unpermitted discharge of wastewater streams at the Salem, Ohio facility. The settlement called for the payment of a $300,000 cash penalty and performance of certain remedial work at the facility estimated to cost approximately $690,000. On December 8, 1995, a consent decree was entered by the United States District Court for the Northern District of Ohio approving the negotiated settlement. On January 8, 1996, EMI paid the $300,000 civil penalty and, on November 26,1996, EMI's environmental consulting engineers completed implementation of the remedial work at the Salem facility. A final report was submitted to the EPA on January 24, 1997 and is currently awaiting final approval and certification.

In November 1996, EMI became aware that two individuals working for environmental engineering consultants retained by EMI had been served with subpoenas to testify before a grand jury. Subsequently, the consultants produced information pursuant to a subpoena that requested documents relating to remedial work performed at the Salem, Ohio facility. EMI also understands the government's investigation is part of a joint environmental enforcement task force consisting of government representatives in Ohio from state and federal agencies. It is unknown at this time whether EMI or any of its subsidiaries or employees are, or will be, the subject or target of the ongoing investigation. It is also unknown what, if any, enforcement action may result from this investigation.

The Company received an Administrative Order, effective April 30, 1992, issued by the EPA pursuant to Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 directing the Company and thirty-five others to implement response activities at the Millcreek Dumpsite in Erie County, Pennsylvania in accordance with a remedial plan. The Company is informed that EPA has secured estimates of the cost of the remedial work which approximate $12 million. The Company and seventeen of the other respondents have notified EPA of their intention to undertake the remedial action.

Certain of the Company's plants may have disposed of waste at sites which have or may become a part of federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 clean-up efforts. Through notifications from the EPA, the Company believes its total liabilities are immaterial (approximately $45,000 at March 31, 1997) if liability and contributions are assessed in an equitable manner among all responsible parties.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Name              Age            Positions                 Period Served

Robert R. Womack     59    Chairman                             Since 1995
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

Donald L. Butynski   53    Group Vice President                 Since 1995
                           President - National Energy
                             Production Corporation
                             (a subsidiary of the Company)      Since 1986

Frank E. Sheeder     54    Group Vice President                 Since 1995
                           President and Chief Executive
                             Officer - Furmanite, Inc.
                             (engineering and maintenance
                             services), a subsidiary of
                             Kaneb Services, Inc.               1994 - 1995
                           Independent Consultant               1992 - 1994

John R. Mellett      47    Senior Vice President-
                             Chief Financial Officer            Since 1995
                           Senior Vice President and
                             Chief Financial Officer and
                             Vice President-Finance (1992-1994)
                             - LeFebure (financial institution
                             capital equipment and services),
                             a subsidiary of De La Rue, PLC     1992 - 1995

James A. Zurn        55    Senior Vice President                Since 1981

William J. Durbin    52    Vice President-Human Resources       Since 1996
                           Vice President-Human Resources
                             Amcast Industrial Corporation
                             (castings and fittings
                             manufacturer)                      1984 - 1996

John E. Rutzler III  56    Vice President-Controller            Since 1989

Dennis Haines        44    General Counsel and Secretary        Since 1993
                           Associate General Counsel            1989 - 1993

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The principal markets on which the Company's Common Stock is traded are the New York Stock Exchange, Inc. and the Pacific Exchange, Inc.

"Unaudited Quarterly Financial Data - Common Stock Market Price" on page 25 of the Annual Report to Shareholders for the year ended March 31, 1997 is incorporated herein by reference.

Holders

At March 31, 1997, there were 4,993 holders of record of the Company's Common Stock.

Dividends

"Unaudited Quarterly Financial Data - Common Stock Cash Dividends Declared" on page 25 of the Annual Report to Shareholders for the year ended March 31, 1997 is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

"Five Year Consolidated Financial Summary - Operating Data," "Five Year Consolidated Financial Summary - Financial Position at Year End - Total Assets and Debt Obligations," and the footnote thereto on page 25 of the Annual Report to Shareholders for the year ended March 31, 1997 are incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Financial Review" on pages 22 through 24 of the Annual Report to Shareholders for the year ended March 31, 1997 is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes to consolidated financial statements on pages 26 through 37 of the Annual Report to Shareholders for the year ended March 31, 1997 are incorporated herein by reference.

"Unaudited Quarterly Financial Data" on page 25 of the Annual Report to Shareholders for the year ended March 31, 1997 is incorporated herein by reference.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Zurn Industries, Inc.
Erie, Pennsylvania

  We have audited the consolidated financial statements and the financial statement schedule of Zurn Industries, Inc. and subsidiaries listed in Item
14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements listed in Item 14 present fairly, in all material respects, the consolidated financial position of Zurn Industries, Inc. and subsidiaries at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                               /s/ Ernst & Young LLP

Erie, Pennsylvania
May 19, 1997


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in independent auditors within twenty-four months prior to the date of the most recent financial statements.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

"Nominees For a Term of Three Years Each" on page 1 and "Nominee For a Term of Two Years", "Directors Whose Terms of Office Continue Until 1998", and "Directors Whose Terms of Office Continue Until 1999" on page 2 of the Proxy Statement dated June 27, 1997 are incorporated herein by reference.

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


ITEM 11 - EXECUTIVE COMPENSATION

"Summary Compensation Table" on page 5, "Stock Option Grants" and "Stock Option Exercises And Fiscal Year End Option Values" on page 6, "Pension Plans" on page 7, "Directors' Compensation" on page 8, "Management Development and Compensation Committee Report" on pages 8 and 9, and "Performance Graph" on page 10 of the Proxy Statement dated June 27, 1997 are incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Security Ownership Of Common Stock" on page 4 of the Proxy Statement dated June 27, 1997 is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

"Related-Party Transactions" on page 8 of the Proxy Statement dated June 27, 1997 is incorporated herein by reference.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

The following consolidated financial statements included in the Annual Report to Shareholders for the year ended March 31, 1997 are incorporated herein by reference:

  Consolidated Financial Position - March 31, 1997 and 1996

  Consolidated Operations - Years Ended March 31, 1997, 1996, and 1995

  Consolidated Cash Flows - Years ended March 31, 1997, 1996, and 1995

  Industry Segment Data - Years ended March 31, 1997, 1996, and 1995

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

Reports on Form 8-K

January 22, 1997, as amended on April 7, 1997, reporting the acquisition of Eljer Industries, Inc.

                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                          (Thousands)
           Col. A                     Col. B                         Col. C                      Col. D          Col. E
                                                                    Additions
                                    Balance at            (1)                   (2)                              Balance
                                   Beginning of     Charged to Costs     Charged to Other      Deductions-       at End
        Description                   Period          and Expenses       Accounts-Describe      Describe        of Period
Year Ended March 31, 1997
Allowance for doubtful accounts      $ 2,647             $   874            $ 7,193 -A         $  660 -B
                                                                                                1,759 -C        $ 8,295
                                     $ 2,647             $   874            $ 7,193            $2,419           $ 8,295
Reserves:
  Plant closings                     $   460                                                   $  270 -F        $   190
  Warranties                           1,389             $    34            $ 1,393 -A            142 -G
                                                                                                1,281 -C          1,393
  Environmental                        1,025                                 14,640 -A            143 -E         15,522
                                     $ 2,874             $    34            $16,033            $1,836           $17,105
Year Ended March 31, 1996
Allowance for doubtful accounts      $ 4,238             $   487            $    24 -A         $  694 -B
                                                                                                1,408 -C        $ 2,647
                                     $ 4,238             $   487            $    24            $2,102           $ 2,647
Reserves:
  Plant closings                     $ 1,626                                                   $  581 -E
                                                                                                  585 -F        $   460
  Warranties                           3,551             $(1,896)                                 200 -G
                                                                                                   66 -C          1,389
                                     $ 5,177             $(1,896)                              $1,432           $ 1,849
Year Ended March 31, 1995
Allowance for doubtful accounts      $ 6,203             $ 1,062            $   152 -D         $3,179 -B        $ 4,238

Reserves:
  Plant closings                     $ 7,729                                                   $  283 -D
                                                                                                5,131 -E
                                                                                                  689 -F        $ 1,626
  Warranties                           4,382             $   113                                  944 -G          3,551
                                     $12,111             $   113                               $7,047           $ 5,177
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

                                                             -15-
/TABLE

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ZURN INDUSTRIES, INC.
                                            (Registrant)



June 4, 1997                                /s/ Robert R. Womack
                                            Robert R. Womack
                                            Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Robert R. Womack          Director, Chairman, and             June 4, 1997
Robert R. Womack                Chief Executive Officer

/s/ John R. Mellett           Senior Vice President and           June 4, 1997
John R. Mellett                 Chief Financial Officer

/s/ John E. Rutzler III       Vice President-Controller           June 4, 1997
John E. Rutzler III

/s/ Scott G. Arbuckle         Director                            June 4, 1997
Scott G. Arbuckle

/s/ Zoe Baird                 Director                            June 4, 1997
Zoe Baird

/s/ M. K. Brown               Director                            June 4, 1997
Michael K. Brown

/s/ William E. Butler         Director                            June 4, 1997
William E. Butler

/s/ Edward J. Campbell        Director                            June 4, 1997
Edward J. Campbell

/s/ Robert D. Neary           Director                            June 4, 1997
Robert D. Neary

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

       By-laws as of August 1995 filed as Exhibit 3.1 to Form     Incorporated
       10-Q for the quarter ended September 30, 1995              by reference

 4     Instruments Defining The Rights Of Security Holders,
       Including Indentures
       Description of Common Stock contained in the prospectus    Incorporated
       dated July 26, 1972 beginning on page 18 ("Description of by reference Capital Stock") forming a part of Amendment No. 3 to the Form S-1 Registration Statement No. 2-44631

       Description of Common Stock as set forth in the Restated   Included in
       Articles of Incorporation with Amendments through          Exhibit 3.1
       April 22, 1996 filed as Exhibit 3.1 to Form 10-K for the year ended March 31, 1996

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

10.17* 1996 Employee Stock Plan

     * Supplemental Executive Retirement Plan of Zurn             Incorporated
       Industries, Inc. filed as Exhibit 10.1 to Form 10-Q for    by reference
       the quarter ended December 31, 1994

     * 1986 Retirement Plan for Outside Directors of Zurn         Incorporated
       Industries, Inc. filed as Exhibit 10.16 to Form 10-Q for   by reference
       the quarter ended December 31, 1996

     * Agreements Relating to Employment dated June 5, 1989       Incorporated
       with J.A. Zurn filed as Exhibit 10H to Form 10-Q for the   by reference
       the quarter ended June 30, 1989; dated October 17, 1994 with R.R. Womack filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 1994; dated May 1,1995 with D.L. Butynski and July 1, 1995 with J.R. Mellett filed as Exhibit 10.8 to Form 10-Q for the quarter ended
       June 30, 1995; dated August 14, 1995 with F.E. Sheeder filed as Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 1995

10.18* Agreements Relating to Employment dated April 21, 1997 with W.J. Durbin, D. Haines, J.A. Harris, and B.F.
       Sherman

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

     * Zurn Supplemental Pension Plan filed as Exhibit 10.5 to    Incorporated
       Form 10-Q for the quarter ended December 31, 1994          by reference

     * Indemnity Agreements dated August 14, 1986 with E.J.       Incorporated
       Campbell, and J.A. Zurn filed as Exhibit 19J to Form 10-Q by reference for the quarter ended September 30, 1986; dated October
       20, 1986 with J.E. Rutzler III filed as Exhibit 10B to
       Form 10-Q for the quarter ended December 31, 1988; dated
       January 25, 1993 with W.E. Butler, April 1, 1993 with
       D. Haines, and August 6, 1993 with Z. Baird filed as
       Exhibit 10A to Form 10-Q for the quarter ended June 30,
       1993; dated October 17, 1994 with R.R. Womack filed as
       Exhibit 10.6 to Form 10-Q for the quarter ended December
       31, 1994; dated May 1, 1995 with D.L. Butynski, June 8,
       1995 with R.D. Neary, and July 1, 1995 with J.R. Mellett filed as Exhibit 10.9 to Form 10-Q for the quarter ended
       June 30, 1995; dated August 14, 1995 with F.E. Sheeder filed as Exhibit 10.12 to Form 10-Q for the quarter ended
       September 30, 1995; dated October 30, 1995 with M.K. Brown filed as Exhibit 10.14 to Form 10-Q for the quarter ended
       December 31, 1995

10.19 *Indemnity Agreements dated October 28, 1996 with W.J.
       Durbin, January 28, 1997 with S.G. Arbuckle, and June 4,
       1997 with J.M. Sergey

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

10.20* Zurn Industries, Inc. Executive Incentive Plan

       Credit Agreement dated January 21, 1997 as amended and     Incorporated
       restated as of March 4, 1997 by an among Zurn Industries, by reference Inc., Eljer Manufacturing, Inc., the lenders party thereto from time to time, NationsBank, N.A., as Documentation
       Agent and Bankers Trust Company, as Administrative Agent filed April 7, 1997 as Exhibit 10 to Form 8-K/A Amendment
       No. 1 dated January 22, 1997

11     Statement Re Computation Of Per Share Earnings
       Computation of Earnings Per Share

13     Annual Report To Security Holders
       Electronic Format of Pages of Annual Report to
       Shareholders for the Year Ended March 31, 1997
       Incorporated by Reference

21     Subsidiaries Of The Registrant
       Subsidiaries

23     Consents Of Experts And Counsel
       Consent of Independent Auditors

27     Financial Data Schedule
27.1   Financial Data Schedule Year Ended March 31, 1997          SEC Edgar
                                                                  Filing Only

27.2   Restated Financial Data Schedule Year Ended                SEC Edgar
       March 31, 1997 Interim Quarters                            Filing Only

27.3   Restated Financial Data Schedule Year Ended                SEC Edgar
       March 31, 1996                                             Filing Only

27.4   Restated Financial Data Schedule Year Ended                SEC Edgar
       March 31, 1995                                             Filing Only

99     Additional Exhibits
99.1   Annual Report on Form 11-K of the Zurn Retirement Savings
       Plan for the year ended December 31, 1996

99.2   Annual Report on Form 11-K of the Zurn/NEPCO Retirement
       Savings Plan for the year ended December 31, 1996



* - Management contracts and compensatory plan arrangements.