Form 10-Q
period 1997-06-30
ZURN INDUSTRIES INC
filed 1997-08-15
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1997

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
                                 814-452-2111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
         August 8, 1997 -- Common Stock, $.50 Par Value -- 12,394,681

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL POSITION
(Thousands)
                                                   June 30,        March 31,
                                                     1997            1997
                                    Assets

Current assets
  Cash and equivalents                             $ 17,467         $ 22,908
  Marketable securities                               6,450            8,489
  Accounts receivable                               112,057          110,194
  Inventories
    Finished products                                79,890           80,473
    Work in process                                  12,031           13,722
    Raw materials and supplies                       26,408           28,604
    Contracts in process                             13,450           11,467
                                                    131,779          134,266
  Income taxes                                       59,619           59,551
  Discontinued operations' net assets                 9,633            4,313
  Other current assets                                8,593            8,323
Total current assets                                345,598          348,044

Property, plant, and equipment                      157,704          154,349
Less allowances for depreciation
  and amortization                                   52,249           49,169
                                                    105,455          105,180
Goodwill                                            192,403          194,064
Investments                                          44,019           38,524
Other assets                                         42,712           40,545

                                                   $730,187         $726,357

                     Liabilities and Shareholders' Equity

Current liabilities
  Trade accounts payable                           $ 37,169         $ 49,243
  Other current liabilities                         204,570          190,581
Total current liabilities                           241,739          239,824

Debt obligations                                    157,646          160,957
Retirement obligations                               68,307           68,346
Other liabilities                                    25,962           26,512
Shareholders' equity
  Common stock                                        6,292            6,285
  Other shareholders' equity                        230,241          224,433
                                                    236,533          230,718

                                                   $730,187         $726,357
See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                                       Three Months Ended
                                                             June 30
                                                     1997             1996

Net sales                                          $156,385          $82,235

Cost of sales                                       109,638           59,598
Marketing and administration                         30,358           13,731
Interest expense                                      4,763              317
Goodwill amortization                                 1,661               23
Interest income                                        (702)            (793)
Other income                                           (178)          (1,052)
Continuing operations income
  before income taxes                                10,845           10,411
Income taxes                                          4,640            3,890
Continuing operations income                          6,205            6,521
Discontinued operations                                               (4,309)

Net income                                         $  6,205         $  2,212

Earnings per share
Continuing operations                                  $.50             $.53
Net income                                              .50              .18

Average shares outstanding                           12,517           12,353

Cash dividends declared
  per common share                                     $.10             $.10

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)

                                                      Three Months Ended
                                                            June 30
                                                     1997             1996
Operations
  Net income                                       $  6,205         $  2,212
  Depreciation and amortization                       4,806            1,380
  Operating assets and liabilities                   (7,710)          (3,618)
  Discontinued operations                            (5,905)             693
  Miscellaneous                                         261             (115)
                                                     (2,343)             552
Investing
  Long-term investments                              (5,623)            (237)
  Capital expenditures                               (2,842)          (1,319)
  Purchase of business                               (2,837)
  Sales of operations                                 2,190              754
  Marketable securities                               2,039          (10,226)
  Discontinued operations                               597            3,292
  Miscellaneous                                          16              929
                                                     (6,460)          (6,807)
Financing
  Borrowings                                         25,000
  Debt payments                                     (10,144)            (202)
  Dividends paid                                     (1,257)          (1,236)
  Stock options exercised                               236
  Discontinued operations                               (12)          (1,906)
                                                     13,823           (3,344)
Cash and equivalents
  Increase (decrease)                                 5,020           (9,599)
  Foreign exchange rate effect                           44
  Beginning of year                                  12,403           16,195
  End of period                                    $ 17,467         $  6,596

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the three months ended
June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Earnings per share are based on income and the average shares of common stock and dilutive stock options outstanding during the period. Statement of Financial Accounting Standards No. 128, "Earnings per Share," becomes retroactively effective in the Company fiscal 1998 third quarter and is expected to marginally increase amounts reported herein.

During fiscal 1998's first quarter, the January 1997 credit agreement was amended to increase the available line for revolving loans by $20 million. At June 30, 1997, $20.2 million of letters of credit were outstanding.

United States Brass Corporation, an indirect wholly-owned subsidiary of the Company and Eljer Industries, Inc. (Eljer), filed in 1994 a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code for the purpose of systematically resolving issues resulting from sales of polybutylene plumbing systems and related litigation. US Brass, Eljer, and its wholly-owned subsidiary Eljer Manufacturing, Inc. (EMI), have proposed a reorganization plan which they believe provides for payment, satisfaction, and discharge of all claims involving the polybutylene systems and, currently, US Brass operates as a debtor-in-possession under Section 1108 of the Bankruptcy Code subject to the supervision and orders of the bankruptcy court.

The polybutylene system lawsuits allege the systems leaked and seek recovery based on negligence, breach of warranty, strict tort liability and, in some cases, fraud or misrepresentation. Defendants in various of the cases among others include: US Brass; Eljer and EMI, neither of which ever manufactured or sold the systems; Shell Chemical Company, the polybutylene resin manufacturer; and Hoechst Celanese Corporation, the manufacturer of a resin for system fittings. Data is not currently available to permit estimating the number of installations that have failed or the number of claims that have been settled by parties other than US Brass. Until July 1991, US Brass, Shell, and Hoechst Celanese shared the costs of system repairs and replacements with insurance carriers reimbursing substantial portions of the amounts paid by US Brass. Some reimbursement of insurance payments may be required under reservations of rights, retrospective premium adjustments, or indemnification agreements.

The polybutylene claimants committee in the bankruptcy proceeding has filed a motion to convert the case from Chapter 11 to Chapter 7 of the Bankruptcy Code which, if granted, would cause US Brass to be liquidated. In connection with settlements by various parties in two national class actions dealing with polybutylene plumbing systems, Eljer, EMI, and US Brass have entered into a tentative settlement, contingent on confirmation of the bankruptcy plan they have on file embodying the tentative settlement terms, which would require contribution to a settlement fund of insurance proceeds, $53.4 million in cash, and a $20 million noninterest bearing note payable over ten years. In consideration for such contribution, which has been provided for in the statement of consolidated financial position, Eljer, EMI, and US Brass would receive relief from polybutylene claims satisfactory to them and US Brass would remain an indirect, wholly-owned operating subsidiary.

The Company operates plants that generate hazardous and nonhazardous wastes which are subject to federal and state disposal laws and believes it is in material compliance with such laws and related regulations. Several of the Eljer facilities have implemented required remediation programs to remedy the effects of past waste disposal and others have not undergone comprehensive environmental studies. Included in the statement of financial position is a $15.5 million reserve for environmental, health, and safety matters which management believes is adequate and expects payments of substantial portions to be made over the next three years. Environmental trusts amounting to $8.2 million have been funded to secure obligations with respect to specified sites.

In the normal course of business, financial and performance guarantees are made in connection with major engineering and construction contracts and a liability is recognized when a probable loss occurs. Also, there are various other claims, legal, and environmental proceedings which management believes will have no material effect on the Company's financial position or results of operations when they are resolved.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Liquid assets amounted to $23.9 million and $20.9 million at June 30 and March 31, 1997, respectively. The $10.5 million of restricted cash at March 31, 1997 (classified with cash and equivalents in the accompanying statement of consolidated financial position) was released during the quarter on payment of the debt obligations it secured. The increase in discontinued operations' net assets was primarily caused by payment of the operations' liabilities. Trade accounts payable declined during the first quarter in line with the more efficient cash management practices instituted in fiscal 1996 and the payment of costs accrued in connection with the acquisition of Eljer Industries, Inc. in January 1997.

Results of Operations
The Company's sales were derived from:
                                                    Three Months Ended June 30
                                                      1997              1996
                                                           (Thousands)
Building Products
  Plumbing Products                                 $ 99,519           $43,087
  Heating, Ventilating,
    and Air Conditioning                              34,135
  Fire Protection Systems                             12,642            10,009
                                                     146,296            53,096
Water Resource Construction                           10,089            29,139
                                                    $156,385           $82,235

The Plumbing Products and HVAC sales increase and the increases in costs and expenses primarily resulted from the acquisition of Eljer. In thousands of dollars, 1997 includes for Eljer: sales - $88,385; operating income - $5,881; pretax loss - $130; net loss - $670, or $.05 per share. The lower Water Resource Construction revenues reflect the timing of Advanco Constructors' project starts and the sale last year of Gary Concrete which contributed $5.3 million to sales in the quarter ended June 30, 1996.

The greater gross profit margin percentage in 1997 was attributable to Advanco Constructors' larger profit on lower revenues. Goodwill amortization, which is not deductible, increased the 1997 effective tax rate compared to the prior year.

The Company's backlog of unfilled orders was as follows:

                                             June          March          June
                                             1997          1997           1996
                                                        (Millions)
Building Products                            $ 53          $ 50            $30
Water Resource Construction                    74            81             56
                                             $127          $131            $86


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to present the disclosures before its fiscal year ending March 31, 1999.


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The exhibits listed in the Exhibit Index to this report on Form 10-Q are incorporated herein by reference. Management contracts and compensatory plan arrangements are preceded by an asterisk (*) in the Exhibit Index.

Reports on Form 8-K
April 7, 1997 amendment of January 22, 1997 report of the acquisition of Eljer Industries, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ZURN INDUSTRIES, INC.
                                             (Registrant)



August 14, 1997                              /s/ George W. Hanthorn
                                             George W. Hanthorn
                                             Vice President-General Counsel
                                               and Secretary




August 14, 1997                              /s/ John E. Rutzler III
                                             John E. Rutzler III
                                             Vice President-Controller

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

     * 1989 Directors Stock Option Plan filed as Exhibit 28 to    Incorporated
       Form S-8 Registration Statement No. 33-30383               by reference

     * 1991 Stock Option Plan filed as Exhibit 28 to Form S-8     Incorporated
       Registration Statement No. 33-49224                        by reference

     * 1995 Directors Stock Option Plan filed as Exhibit 99 to    Incorporated
       Form S-8 Registration Statement No. 33-65219               by reference

     * 1996 Employee Stock Plan filed as Exhibit 10.17 to Form    Incorporated
       10-K for the year ended March 31, 1997                     by reference

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

     * Agreements Relating to Employment dated June 5, 1989       Incorporated
       with J.A. Zurn filed as Exhibit 10H to Form 10-Q for the   by reference
       the quarter ended June 30, 1989; dated October 17, 1994 with R.R. Womack filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 1994; dated May 1,1995 with D.L. Butynski and July 1, 1995 with J.R. Mellett filed as Exhibit 10.8 to Form 10-Q for the quarter ended
       June 30, 1995; dated August 14, 1995 with F.E. Sheeder filed as Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 1995; dated April 21, 1997 with
       W.J. Durbin, D. Haines, J.A. Harris, and B.F. Sherman filed as Exhibit 10.18 to Form 10-K for the year ended
       March 31, 1997

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

     * Zurn Supplemental Pension Plan filed as Exhibit 10.5 to    Incorporated
       Form 10-Q for the quarter ended December 31, 1994          by reference

     * Indemnity Agreements dated August 14, 1986 with E.J.       Incorporated
       Campbell, and J.A. Zurn filed as Exhibit 19J to Form 10-Q by reference for the quarter ended September 30, 1986; dated October
       20, 1986 with J.E. Rutzler III filed as Exhibit 10B to
       Form 10-Q for the quarter ended December 31, 1988; dated
       January 25, 1993 with W.E. Butler, April 1, 1993 with
       D. Haines, and August 6, 1993 with Z. Baird filed as
       Exhibit 10A to Form 10-Q for the quarter ended June 30,
       1993; dated October 17, 1994 with R.R. Womack filed as
       Exhibit 10.6 to Form 10-Q for the quarter ended December
       31, 1994; dated May 1, 1995 with D.L. Butynski, June 8,
       1995 with R.D. Neary, and July 1, 1995 with J.R. Mellett filed as Exhibit 10.9 to Form 10-Q for the quarter ended
       June 30, 1995; dated August 14, 1995 with F.E. Sheeder filed as Exhibit 10.12 to Form 10-Q for the quarter ended
       September 30, 1995; dated October 30, 1995 with M.K. Brown filed as Exhibit 10.14 to Form 10-Q for the quarter ended
       December 31, 1995; dated October 28, 1996 with W.J. Durbin,

       January 28, 1997 with S.G. Arbuckle, and June 4, 1997 with
       J.M. Sergey filed as Exhibit 10.19 to Form 10-K for the year ended March 31, 1997

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

     * Zurn Industries, Inc. Executive Incentive Plan filed as    Incorporated
       Exhibit 10.20 to Form 10-K for the year ended March 31,    by reference
       1997

10.21 Amended and Restated Credit Agreement dated June 6, 1997 among Zurn Industries, Inc., Eljer Manufacturing, Inc.,
       Various Lending Institutions, NationsBank, N.A., as
       Documentation Agent and Bankers Trust Company, as
       Administrative Agent

11     Statement Re Computation Of Per Share Earnings
       Computation of Earnings Per Share

27     Financial Data Schedule                                    SEC Edgar
                                                                  Filing Only



* - Management contracts and compensatory plan arrangements.