Form 10-Q
period 1997-09-30
ZURN INDUSTRIES INC
filed 1997-11-10
CIK 109446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended September 30, 1997

___        Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
           For the Transition Period From ___________ To __________


                         Commission File Number 1-5502


                             ZURN INDUSTRIES, INC.
                                                                 IRS Employer
  State of                        Address and                   Identification
Incorporation                  Telephone Number                     Number
Pennsylvania                  14801 Quorum Drive                 25-1040754
                          Addison, Texas  75240-7584
                                 972-560-2000

                                Former Address
                                One Zurn Place
                           Erie, Pennsylvania  16505


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
        November 3, 1997 -- Common Stock, $.50 Par Value -- 12,509,642

                        PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)

                                                 September 30,     March 31,
                                                     1997            1997
                                    Assets

Current assets
  Cash and equivalents                              $ 10,849        $ 22,908
  Marketable securities                                6,421           8,489
  Accounts receivable                                125,393         110,194
  Inventories
    Finished products                                 72,246          80,473
    Work in process                                   12,601          13,722
    Raw materials and supplies                        23,678          28,604
    Contracts in process                              14,583          11,467
                                                     123,108         134,266
  Income taxes                                        60,630          59,551
  Discontinued operations' net assets                 15,428           4,313
  Other current assets                                 9,252           8,323
Total current assets                                 351,081         348,044

Property, plant, and equipment                       159,113         154,349
Less allowances for depreciation
  and amortization                                    54,970          49,169
                                                     104,143         105,180

Goodwill                                             190,737         194,064
Investments                                           39,586          38,524
Other assets                                          46,056          40,545

                                                    $731,603        $726,357

                     Liabilities and Shareholders' Equity

Current liabilities
  Trade accounts payable                            $ 36,005        $ 49,243
  Other current liabilities                          215,316         190,581
Total current liabilities                            251,321         239,824

Debt obligations                                     150,423         160,957
Retirement obligations                                68,266          68,346
Other liabilities                                     16,705          26,512
Shareholders' equity
  Common stock                                         6,329           6,285
  Other shareholders' equity                         238,559         224,433
                                                     244,888         230,718

                                                   $ 731,603        $726,357

See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)

                                    Three Months Ended      Six Months Ended
                                       September 30           September 30
                                      1997      1996         1997      1996


Net sales                           $166,212   $81,229     $322,597  $163,464

Cost of sales                        117,631    58,889      227,576   118,487
Marketing and administration          29,941    14,619       60,395    28,350
Interest expense                       4,611       334        9,374       651
Goodwill amortization                  1,666        23        3,327        46
Interest income                         (758)     (748)      (1,460)   (1,541)
Other income                            (896)     (622)      (1,477)   (1,674)
Continuing operations income
  before income taxes                 14,017     8,734       24,862    19,145
Income taxes                           6,050     3,200       10,690     7,090
Continuing operations income           7,967     5,534       14,172    12,055
Discontinued operations                         (4,255)                (8,564)
Net income                           $ 7,967   $ 1,279      $14,172  $  3,491

Earnings per share
Continuing operations                   $.63      $.44        $1.13      $.97
Net Income                              $.63      $.10        $1.13      $.28

Average shares outstanding            12,673    12,369       12,595    12,361

Cash dividends declared
  per common share                      $.10      $.10         $.20      $.20

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)

                                                          Six Months Ended
                                                            September 30
                                                         1997         1996
Operations
  Net income                                          $ 14,172      $  3,491
  Depreciation and amortization                          9,444         2,822
  Operating assets and liabilities                      (9,111)       (2,727)
  Discontinued operations                              (13,145)       (4,539)
  Miscellaneous                                            581            11
                                                         1,941          (942)
Investing
  Long-term investments                                 (6,772)         (574)
  Capital expenditures                                  (4,806)       (2,786)
  Purchase of business                                  (2,908)
  Sales of operations                                    3,074           846
  Marketable securities                                  2,068       (16,496)
  Discontinued operations                                2,110        19,944
  Miscellaneous                                             46           602
                                                        (7,188)        1,536
 Financing
  Borrowings                                            30,000
  Debt payments                                        (25,302)         (407)
  Dividends paid                                        (2,494)       (2,470)
  Stock options exercised                                1,466
  Discontinued operations                                  (80)       (1,974)
                                                         3,590        (4,851)
Cash and equivalents
  Decrease                                              (1,657)       (4,257)
  Foreign exchange rate effect                             103
  Beginning of year                                     12,403        16,195
  End of period                                       $ 10,849      $ 11,938

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Earnings per share are based on income and the average shares of common stock and dilutive stock options outstanding during the period. Statement of Financial Accounting Standards No. 128, "Earnings per Share," becomes retroactively effective in the Company's fiscal 1998 third quarter and is expected to marginally increase amounts reported herein.

During fiscal 1998's first quarter, the January 1997 credit agreement was amended to increase the available line for revolving loans by $20 million. At September 30, 1997, $12.9 million of letters of credit were outstanding.

United States Brass Corporation, an indirect wholly-owned subsidiary of the Company and Eljer Industries, Inc. (Eljer), filed in 1994 a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code for the purpose of systematically resolving issues resulting from sales of polybutylene plumbing systems and related litigation. US Brass, Eljer, and its wholly-owned subsidiary Eljer Manufacturing, Inc. (EMI), have filed a reorganization plan which they believe provides for payment, satisfaction, and discharge of all claims, including those involving the polybutylene systems. Currently, US Brass operates as a debtor-in-possession under Section 1108 of the Bankruptcy Code subject to the supervision and orders of the bankruptcy court which has approved the US Brass Fourth Amended Disclosure Statement and distribution of the Fourth Amended Plan of Reorganization and set a confirmation hearing for January 13, 1998.

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

The polybutylene claimants committee in the bankruptcy proceeding had filed a motion to convert the case from Chapter 11 to Chapter 7 of the Bankruptcy Code which, if granted, would cause US Brass to be liquidated, but now has indicated it supports approval of the reorganization plan. In connection with settlements by various parties in two national class actions dealing with polybutylene plumbing systems, Eljer, EMI, and US Brass have entered into a tentative settlement, contingent on confirmation of the reorganization plan embodying the tentative settlement terms, which would require contribution to a settlement fund of insurance proceeds, $53.4 million in cash, and a $20 million noninterest bearing note payable over ten years. In consideration for such contribution, which has been provided for in the statement of consolidated financial position, Eljer, EMI, and US Brass would receive relief from polybutylene claims satisfactory to them and US Brass would remain an indirect, wholly-owned operating subsidiary.

The Company operates plants that generate hazardous and nonhazardous wastes which are subject to federal and state disposal laws and believes it is in material compliance with such laws and related regulations. Several of the Eljer facilities have implemented required remediation programs to remedy the effects of past waste disposal and others have not undergone comprehensive environmental studies. Included in the statement of financial position is a $7.8 million reserve for environmental, health, and safety matters which management believes is adequate and expects payments of substantial portions to be made over the next three years.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Liquid assets amounted to $17.3 million and $20.9 million at September 30 and March 31, 1997, respectively. The $10.5 million of restricted cash at March 31, 1997 (classified with cash and equivalents in the accompanying statement of consolidated financial position) was released during the first quarter on payment of the debt obligations it secured. Greater net sales caused an increase in accounts receivable and a decrease in inventories. The increase in discontinued operations' net assets was primarily caused by payment of the operations' liabilities.

Trade accounts payable declined, primarily during the first quarter, in line with the more efficient cash management practices instituted in fiscal 1996 and the payment of costs accrued in connection with the acquisition of Eljer Industries, Inc. in January 1997. The decline in other long-term liabilities is attributable to the transfer of Marysville, Ohio property to a party which has assumed the Company's environmental remediation obligation.

Results of Operations
The Company's sales were derived from:

                                    Three Months Ended      Six Months Ended
                                       September 30           September 30
                                      1997      1996         1997      1996
                                                   (Thousands)
Building Products
  Plumbing Products                 $102,128  $ 43,934     $201,647  $ 87,021
  Heating, Ventilating,
    and Air Conditioning              40,095                 74,230
  Fire Protection Systems             10,512    10,618       23,154    20,627
                                     152,735    54,552      299,031   107,648
Water Resource Construction           13,477    26,677       23,566    55,816

                                    $166,212  $ 81,229     $322,597  $163,464

The Plumbing Products and HVAC sales increase and the increases in costs and expenses primarily resulted from the acquisition of Eljer. In thousands of dollars, the contribution of Eljer for the three and six month periods of 1997, respectively, to sales, operating income, and earnings (net of acquisition financing effects) was: sales - $94,081 and $182,466; operating income - $9,861 and $15,742; pretax income - $4,185 and $3,013; net income - $2,225 and $1,018, or $.18 and $.08 per share. Eljer's revenues for the quarter were off slightly from last year largely due to a soft German market for HVAC products and currency exchange variations. The lower Water Resource Construction revenues reflect the timing of Advanco Constructors' project starts and the sale last year of Gary Concrete which contributed $5.4 and $10.7 million to sales for the three and six month periods ended September 30, 1996.

The greater gross profit margin percentage in 1997 was attributable to Advanco Constructors' larger profit on lower revenues. Goodwill amortization, which is not deductible, increased the 1997 effective tax rate compared to the prior year. The greater number of average outstanding shares of common stock, resulting from the higher value of stock options as the market value of the Company's stock increased over last year, diluted earnings for the six months by $.02 per share.

The Company's backlog of unfilled orders was as follows:

                                   September           June         September
                                      1997             1997            1996
                                                    (Millions)
Building Products                     $ 57             $ 53            $ 30
Water Resource Construction             87               74              36
                                      $144             $127            $ 66


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to present the disclosures before its fiscal year ending March 31, 1999.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

United States Brass Corporation Bankruptcy
On September 29, 1997, the United States Bankruptcy Court for the Eastern District of Texas ("Bankruptcy Court") approved the Fourth Amended Disclosure Statement filed by the Company's indirect, wholly-owned subsidiary, United States Brass Corporation ("US Brass"), Eljer Manufacturing, Inc. ("EMI"), and Eljer Industries, Inc. in connection with US Brass's 1994 voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code.
Interested parties have until January 5, 1998 to vote on the Fourth Amended Plan of Reorganization ("Plan") filed by US Brass. A confirmation hearing has been set for January 13, 1998. The Official Polybutylene Claimants Committee has indicated it supports approval of the Plan.

Environmental Matters
On July 30, 1997, EMI, an indirect wholly-owned subsidiary of the Company, transferred the ownership of its Marysville, Ohio brass foundry which was closed in 1987 to Industrial Recovery Capital Company of Ohio, L.L.C., a Delaware limited liability company, ("Transferee") owned by Industrial Recovery Capital Company of Ohio, Inc., a Delaware corporation, ("IRCC"). In addition, EMI transferred the trust account established pursuant to a Consent Order entered by the Court of Common Pleas for Union County, Ohio ("Court") and agreed to pay $1.0 million on January 1, 1998 and 1999 to Transferee. In consideration for the transfers, IRCC agreed to indemnify, reimburse, defend, and hold harmless EMI for, from and against all third party claims in connection with or arising out of the presence or existence of hazardous substances, as defined, on the Marysville property, claims for remediation, bodily injury, or property damage, and other specified claims. On August 5, 1997, the Court entered an order amending the Consent Order to recognize Transferee as owner of the property and enjoining and ordering Transferee to comply with the remaining provisions of the Consent Order.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the August 1, 1997 annual meeting of shareholders, votes were cast for the election of directors and to ratify the appointment of auditors as follows:

                                               Votes For        Votes Withheld
  Directors for a term of three years each:
    Scott G. Arbuckle                        11,348,956.911       75,097.329
    Michael K. Brown                         11,346,832.126       77,222.114
    Robert D. Neary                          11,349,041.058       75,013.182

  Director for a term of two years:
    John M. Sergey                           11,349,228.126       74,826.114

  Auditors:
    Votes For     11,383,681.313       Abstentions      20,778.376
    Votes Against     19,594.551       Broker Nonvotes      -0-

ITEM 5.  OTHER INFORMATION

The Company's principal executive offices have moved to:
   14801 Quorum Drive                 P.O. Box 709001
   Addison, Texas  75240-7584         Dallas, Texas  75370-9998
   Telephone 972-560-2000


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

                                             ZURN INDUSTRIES, INC.
                                             (Registrant)



November 7, 1997                             /s/ George W. Hanthorn
                                             George W. Hanthorn
                                             Vice President-General Counsel
                                               and Secretary




November 7, 1997                             /s/ John E. Rutzler III
                                             John E. Rutzler III
                                             Vice President-Controller

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

10.22* Zurn Long-Term Incentive Plan

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

10.23* Agreement Relating to Employment dated July 9, 1997 with G.W. Hanthorn

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

10.24* Indemnity Agreement dated July 8, 1997 with G.W. Hanthorn

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

     * Zurn Industries, Inc. Executive Incentive Plan filed as    Incorporated
       Exhibit 10.20 to Form 10-K for the year ended March 31,    by reference
       1997

       Amended and Restated Credit Agreement dated June 6, 1997   Incorporated
       among Zurn Industries, Inc., Eljer Manufacturing, Inc.,    by reference
       Various Lending Institutions, NationsBank, N.A., as
       Documentation Agent and Bankers Trust Company, as
       Administrative Agent filed as Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 1997

11     Statement Re Computation Of Per Share Earnings
       Computation of Earnings Per Share

27     Financial Data Schedule
27.1   Financial Data Schedule Quarter Ended September 30, 1997   SEC Edgar
                                                                  Filing Only

27.2   Restated Financial Data Schedule Quarter Ended June 30,    SEC Edgar
       1997                                                       Filing Only



* - Management contracts and compensatory plan arrangements.