Form 10-Q
period 1997-12-31
ZURN INDUSTRIES INC
filed 1998-02-17
CIK 109446

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

 X        Quarterly Report Pursuant to Section 13 or 15(d) of the
---
                    Securities Exchange Act of 1934
              For the Quarterly Period Ended December 31, 1997

___  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
            For the Transition Period From ___________ To __________


                         Commission File Number 1-5502


                             ZURN INDUSTRIES, INC.

                                                                IRS Employer
  State of                      Address and                    Identification
Incorporation                 Telephone Number                     Number
---------------              ------------------                --------------
Pennsylvania                 14801 Quorum Drive                  25-1040754
                         Addison, Texas  75240-7584
                                972-560-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
        February 11, 1998 -- Common Stock, $.50 Par Value -- 12,569,830

                         PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL POSITION
(Thousands)


                                        December 31,    March 31,
                                           1997           1997
                                         --------       --------
                            Assets

Current assets
  Cash and equivalents                   $ 10,895       $ 22,908
  Marketable securities                     5,895          8,489
  Accounts receivable                     109,272        110,194
  Inventories
    Finished products                      72,917         80,473
    Work in process                        12,482         13,722
    Raw materials and supplies             24,617         28,604
    Contracts in process                   10,758         11,467
                                         --------       --------
                                          120,774        134,266
  Income taxes                             62,471         59,551
  Discontinued operations' net assets      13,529          4,313
  Other current assets                      8,276          8,323
                                         --------       --------
Total current assets                      331,112        348,044

Property, plant, and equipment            150,198        154,349
Less allowances for depreciation
  and amortization                         49,644         49,169
                                         --------       --------
                                          100,554        105,180

Goodwill                                  188,999        194,064
Investments                                33,623         38,524
Other assets                               48,816         40,545
                                         --------       --------

                                         $703,104       $726,357
                                         ========       ========

                 Liabilities and Shareholders' Equity

Current liabilities
 Trade accounts payable                  $ 29,383       $ 49,243
 Other current liabilities                202,838        190,581
                                         --------       --------
Total current liabilities                 232,221        239,824

Debt obligations                          129,648        160,957
Retirement obligations                     68,761         68,346
Other liabilities                          16,614         26,512
Shareholders' equity
 Common stock                               6,368          6,285
 Other shareholders' equity               249,492        224,433
                                         --------       --------
                                          255,860        230,718
                                         --------       --------

                                         $703,104       $726,357
                                         ========       ========

See notes to consolidated financial statements.

CONSOLIDATED OPERATIONS
(Thousands Except Per Share Amounts)


                                  Three Months Ended   Nine Months Ended
                                      December 31          December 31
                                  ------------------   -----------------
                                  1997      1996        1997      1996
                                  ----      ----        ----      ----
Net sales                       $152,529   $65,686   $475,126   $229,150

Cost of sales                    105,014    45,891    332,590    164,378
Marketing and administration      27,769    13,523     88,164     41,873
Interest expense                   4,512       441     13,886      1,092
Goodwill amortization              1,738        23      5,065         69
Interest income                     (570)     (887)    (2,030)    (2,428)
Other expense (income)               973    (1,392)      (504)    (3,066)
                                --------   -------   --------   --------
Continuing operations income
 before income taxes              13,093     8,087     37,955     27,232
Income taxes                       5,650     3,210     16,340     10,300
                                --------   -------   --------   --------
Continuing operations income       7,443     4,877     21,615     16,932
Discontinued operations                      2,164                (6,400)
                                --------   -------   --------   --------
Net income                      $  7,443   $ 7,041   $ 21,615   $ 10,532
                                ========   =======   ========   ========

Basic earnings per share
Continuing operations           $    .60   $   .39   $   1.74   $   1.37
Net Income                      $    .60   $   .57   $   1.74   $    .85

Diluted earnings per share
Continuing operations           $    .59   $   .39   $   1.72   $   1.37
Net Income                      $    .59   $   .57   $   1.72   $    .85

Average shares outstanding
Basic                             12,496    12,346     12,413     12,343
Diluted                           12,717    12,448     12,577     12,388

Cash dividends declared
 per common share               $    .10   $   .10   $    .30   $    .30

See notes to consolidated financial statements.

CONSOLIDATED CASH FLOWS
(Thousands)


                                              Nine Months Ended
                                                 December 31
                                             -------------------
                                               1997       1996
                                             --------   --------
Operations
 Net income                                  $ 21,615   $ 10,532
 Depreciation and amortization                 13,868      4,383
 Operating assets and liabilities               6,684     12,818
 Discontinued operations                      (10,770)   (25,374)
 Miscellaneous                                    (18)    (2,284)
                                             --------   --------
                                               31,379         75
Investing
 Capital expenditures                         (12,799)    (4,389)
 Long-term investments                         (5,706)      (705)
 Purchase of business                          (2,984)
 Property, plant, and equipment disposals      10,025      1,327
 Sales of operations                            3,065      2,706
 Marketable securities                          2,594    (25,925)
 Discontinued operations                        1,634     66,706
                                             --------   --------
                                               (4,171)    39,720
Financing
 Borrowings                                    30,000
 Debt payments                                (58,471)      (626)
 Dividends paid                                (3,704)    (3,703)
 Stock options exercised                        3,132        160
 Discontinued operations                          (80)    (2,185)
                                             --------   --------
                                              (29,123)    (6,354)
Cash and equivalents
 (Decrease) increase                           (1,915)    33,441
 Foreign exchange rate effect                     407
 Beginning of year                             12,403     16,195
                                             --------   --------
 End of period                               $ 10,895   $ 49,636
                                             ========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the interim periods presented. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

During fiscal 1998's first quarter, the January 1997 credit agreement was amended to increase the available line for revolving loans by $20 million. At December 31, 1997, $11.7 million of letters of credit were outstanding.

On January 29, 1998, the United States Bankruptcy Court for the Eastern District of Texas confirmed the Chapter 11 bankruptcy Plan of Reorganization filed by United States Brass Corporation, an indirect wholly-owned subsidiary of the Company. The Plan is expected to become effective prior to March 31, 1998 and establishes the Brass Trust to pay claims resulting from US Brass polybutylene plumbing systems and provides for the payment of all other unsecured claims.
The Trust will be funded by an amount equal to any amounts US Brass and its affiliates eventually recover from their insurance carriers, $53.4 million in cash, and a $20 million noninterest bearing note payable over ten years. Consequently, US Brass will continue to be a subsidiary and future US Brass polybutylene plumbing systems claims will be enjoined and channeled to the Trust.

The Company operates plants that generate hazardous and nonhazardous wastes which are subject to federal and state disposal laws and believes it is in material compliance with such laws and related regulations. Several of the Eljer Industries, Inc. facilities acquired in January 1997 have implemented required remediation programs to remedy the effects of past waste disposal and others have not undergone comprehensive environmental studies. Included in the statement of financial position is a $7.7 million reserve for environmental, health, and safety matters which management believes is adequate and expects payments of substantial portions to be made over the next three years.

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

Earnings per share are based on income and the average shares of common stock and dilutive securities outstanding during the period. Excluded out-of-the-money stock options were: 1997 - 242,000 at $37.00 to $45.375; 1996 - 651,000 at
$28.75 to $45.375. Basic and diluted earnings (loss) per share from discontinued operations in 1996 were: three months - $.18; nine months - $(.52). The adoption in the current quarter of Statement of Financial Accounting Standards No. 128, "Earnings per Share," increased the 1997 quarter and nine months diluted amounts $.01 per share and did not affect previously reported net income earnings per share for the prior year.


                                       Three Months Ended December 31
                                     ----------------------------------
                                           1997              1996
                                     ----------------  ----------------
                                      Income   Shares   Income   Shares
                                     --------  ------  --------  ------
                                                (Thousands)
Basic earnings per share
Average common shares outstanding              12,496            12,346
Continuing operations income         $ 7,443           $ 4,877

Dilutive securities' effect
Convertible preferred stock                         4                 4
Restricted common stock                             6                 4
Stock options                                     211                94
                                     -------   ------  -------   ------

Diluted earnings per share           $ 7,443   12,717  $ 4,877   12,448


                                       Nine Months Ended December 31
                                     ----------------------------------
                                           1997              1996
                                     ----------------  ----------------
                                     Income    Shares  Income    Shares
                                     -------   ------  -------   ------
                                                 (Thousands)
Basic earnings per share
Average common shares outstanding              12,413            12,343
Continuing operations income         $21,615           $16,932
Preferred stock dividends                 (2)               (2)
                                     -------           -------
                                      21,613            16,930
Dilutive securities' effect
Convertible preferred stock                2        4        2        4
Restricted common stock                             5                 2
Stock options                                     155                39
                                     -------   ------  -------   ------

Diluted earnings per share           $21,615   12,577  $16,930   12,388

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------
Liquid assets amounted to $16.8 million and $20.9 million at December 31 and March 31, 1997, respectively. The $10.5 million of restricted cash at March 31, 1997 (classified with cash and equivalents in the accompanying statement of consolidated financial position) was released during the first quarter on payment of the debt obligations it secured. Inventories declined as a result of greater net sales and actions taken to reduce inventory levels. Trade accounts payable declined (primarily in the first quarter) in line with the more efficient cash management practices instituted in fiscal 1996 and the payment of costs accrued in connection with the acquisition of Eljer Industries, Inc. in January 1997.

The increase in discontinued operations' net assets was primarily caused by payment of the operations' liabilities. The remaining balance includes amounts owed under construction contracts and asset sale agreements, as well as costs related to two power plants that were under construction when the State of Illinois Retail Rate Law of 1987 was repealed. If the repeal is not reversed and the projects' assets, including debt funding by the owner, are insufficient, the Company could sustain up to a $14 million pretax loss for which no provision has been made as management believes the Company's costs will be recovered.

Sales of underutilized assets and the sale/leaseback of a manufacturing facility reduced the carrying amount of property, plant, and equipment. The sale proceeds were used to prepay long-term debt obligations which also were reduced when a sales-type lease receivable was liquidated and the customer assumed the related debt obligation. The decline in other long-term liabilities is attributable to the transfer of Marysville, Ohio property to a party which has assumed the Company's environmental remediation obligation.

Results of Operations
---------------------
The Company's sales were derived from:

                               Three Months Ended  Nine Months Ended
                                  December 31         December 31
                               ------------------  ------------------
                                 1997      1996      1997      1996
                               --------  --------  --------  --------
                                            (Thousands)
Building Products
  Plumbing Products            $ 90,797   $38,645  $292,444  $125,666
  Heating, Ventilating,
    and Air Conditioning         39,139             113,369
  Fire Protection Systems        10,471    12,009    33,625    32,636
                               --------   -------  --------  --------
                                140,407    50,654   439,438   158,302
Water Resource Construction      12,122    15,032    35,688    70,848
                               --------   -------  --------  --------

                               $152,529   $65,686  $475,126  $229,150
                               ========   =======  ========  ========

The Plumbing Products and HVAC sales increase and the increases in costs and expenses primarily resulted from the acquisition of Eljer. In thousands of dollars, the contribution of Eljer for the three- and nine-month periods of 1997, respectively, to sales, operating income, and earnings (net of acquisition financing effects) was: sales - $87,352 and $269,818; operating income - $9,219 and $24,961; pretax income - $2,619 and $5,632; net income -$1,231 and $2,249, or $.10 and $.18 per diluted share. Eljer's revenues were lower than last year largely due to HVAC revenues suffering from unseasonably warm weather in the North American market and, in Europe, from a soft German market and adverse currency exchange rates. The lower Water Resource Construction revenues reflect the timing of Advanco Constructors' project starts and the sale last year of Gary Concrete which contributed $2.0 and $12.7 million to sales for the three- and nine-month periods ended December 31, 1996.

The greater gross profit margin percentage in 1997 was attributable to Advanco Constructors' larger profit on lower revenues which offset lower Fire Protection Systems margins and those obtained by Eljer Plumbingware and Selkirk HVAC in the remodeling, repair, and do-it-yourself markets. Included in other expense for the current quarter is $1.4 million for the relocation of the Company's headquarters to a leased facility in Dallas, Texas. Last year other income included the gain from the sale of Gary Concrete and a full quarter's income from the sales-type lease which was liquidated in the current quarter. Goodwill amortization, which is not deductible, increased the 1997 effective tax rate compared to the prior year.

The Company's backlog of unfilled orders was as follows:

                                December  September   December
                                  1997       1997       1996
                                  -----      -----      -----
                                         (Millions)
Building Products                 $  53      $  57      $  32
Water Resource Construction          89         87         73
                                  -----      -----      -----
                                  $ 142      $ 144      $ 105
                                  =====      =====      =====

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to present the disclosures before its fiscal year ending March 31, 1999.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

United States Brass Corporation Bankruptcy
------------------------------------------
The second paragraph of "Notes To Consolidated Financial Statements" on page 5 is incorporated herein by reference.

Environmental Matters
---------------------
On September 30, 1997, US Brass received notice from the United States Environmental Protection Agency of the approval of a Record of Decision calling for implementation of the final gas migration and landfill cover at the Operating Industries, Inc. Superfund site in Monterey Park, California which was operated as a landfill from 1948 through 1984. The notice seeks a $684,712 payment from US Brass as its allocated share of the estimated $215 million of costs to be incurred under the Seventh Partial Consent Decree entered by the United States District Court for the Central District of California in the action entitled U.S., et al vs Chevron Chemical Co., et al.

See Form 10-Q, Part II, Item 1 for the quarterly period ended September 30,
1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
The exhibits listed in the Exhibit Index to this report on Form 10-Q are incorporated herein by reference. Management contracts and compensatory plan arrangements are preceded by an asterisk (*) in the Exhibit Index.

Reports on Form 8-K
-------------------
No reports were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ZURN INDUSTRIES, INC.
                                      (Registrant)



February 13, 1998                     /s/ George W. Hanthorn
                                      -----------------------------
                                      George W. Hanthorn
                                      Vice President-General Counsel
                                        and Secretary



February 13, 1998                     /s/ John E. Rutzler III
                                      -----------------------------
                                      John E. Rutzler III
                                      Vice President-Controller

                                 EXHIBIT INDEX

3      Articles Of Incorporation And By-laws
       -------------------------------------
       Restated Articles of Incorporation with Amendments through  Incorporated
       April 22, 1996 filed as Exhibit 3.1 to Form 10-K for the    by reference
       year ended March 31, 1996

       By-laws as of August 1995 filed as Exhibit 3.1 to Form      Incorporated
       10-Q for the quarter ended September 30, 1995               by reference

4      Instruments Defining The Rights Of Security Holders,
       ----------------------------------------------------
       Including Indentures
       --------------------
       Description of Common Stock contained in the prospectus     Incorporated
       dated July 26, 1972 beginning on page 18 ("Description of   by reference
       Capital Stock") forming a part of Amendment No. 3 to the Form S-1 Registration Statement No. 2-44631

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

       Description of Preferred Share Purchase Rights contained    Incorporated
       in the Form 8-A Registration Statement dated May 17, 1996   by reference

10     Material Contracts
       ------------------
     * 1986 Stock Option Plan filed as Exhibit 28A to Form S-8     Incorporated
       Post-Effective Amendment No. 1 Registration Statement No.   by reference
       33-19103

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

     * Zurn Long-Term Incentive Plan filed as Exhibit 10.22 to     Incorporated
       Form 10-Q for the quarter ended September 30, 1997          by reference

     * Agreements Relating to Employment dated June 5, 1989        Incorporated
       with J.A. Zurn filed as Exhibit 10H to Form 10-Q for the    by reference
       the quarter ended June 30, 1989; dated October 17, 1994 with R.R. Womack filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 1994; dated July 1, 1995 with J.R. Mellett filed as Exhibit 10.8 to Form 10-Q for the quarter ended June 30, 1995; dated August 14, 1995 with F.E. Sheeder filed as Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 1995; dated April 21, 1997 with W.J. Durbin, D. Haines, J.A. Harris, and B.F. Sherman filed as Exhibit 10.18 to Form 10-K for the year ended
       March 31, 1997; dated July 9, 1997 with G.W. Hanthorn filed as Exhibit 10.23 to Form 10-Q for the quarter ended
       September 30, 1997

10.25* Agreement Relating to Employment dated January 19, 1998 with J.E. Rutzler III

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

     * Zurn Supplemental Pension Plan filed as Exhibit 10.5 to     Incorporated
       Form 10-Q for the quarter ended December 31, 1994           by reference

     * Indemnity Agreements dated August 14, 1986 with E.J.        Incorporated
       Campbell, and J.A. Zurn filed as Exhibit 19J to Form 10-Q   by reference
       for the quarter ended September 30, 1986; dated October
       20, 1986 with J.E. Rutzler III filed as Exhibit 10B to
       Form 10-Q for the quarter ended December 31, 1988; dated
       January 25, 1993 with W.E. Butler, April 1, 1993 with
       D. Haines, and August 6, 1993 with Z. Baird filed as
       Exhibit 10A to Form 10-Q for the quarter ended June 30,
       1993; dated October 17, 1994 with R.R. Womack filed as
       Exhibit 10.6 to Form 10-Q for the quarter ended December
       31, 1994; dated June 8, 1995 with R.D. Neary, and July 1,
       1995 with J.R. Mellett filed as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 1995; dated August 14, 1995 with F.E. Sheeder filed as Exhibit 10.12 to Form 10-Q for the quarter ended September 30, 1995; dated October 30,

       1995 with M.K. Brown filed as Exhibit 10.14 to Form 10-Q for the quarter ended December 31, 1995; dated October 28, 1996 with W.J. Durbin, January 28, 1997 with S.G. Arbuckle, and June 4, 1997 with J.M. Sergey filed as Exhibit 10.19 to Form 10-K for the year ended March 31, 1997; dated July 8, 1997 with G.W. Hanthorn

     * Irrevocable Trust Agreements for the Grantor's: 1986        Incorporated
       Retirement Plan for Outside Directors of Zurn Industries,   by reference
       Inc.; Deferred Compensation Plan for Non-Employee
       Directors; Supplemental Executive Retirement Plan for
       Zurn Industries, Inc.; Zurn Industries, Inc. Supplemental
       Pension Plan for Participants in the Deferred Compensation
       Plan for Salaried Employees; Deferred Compensation Plan for Salaried Employees; Optional Deferment Plan for
       Incentive Compensation Plan Participants filed as Exhibit
       19I to Form 10-Q for the quarter ended September 30, 1986

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

27     Financial Data Schedule                                     SEC Edgar
       -----------------------                                     Filing Only


* - Management contracts and compensatory plan arrangements.